Form 10-Q
period 1998-03-31
YOUNG & RUBICAM INC
filed 1998-06-25
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _________to_________

                        Commission file number 001-14093

                              Young & Rubicam Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-1493710
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer or organization
                                                       Identification No.)

                  285 Madison Avenue, New York, New York 10017
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 210-3000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .
                                      ---   ---

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 24, 1998 was 66,594,730.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
PART I:  FINANCIAL INFORMATION
  Item 1.      Financial Statements
                  Consolidated Balance Sheets as of
                  December 31, 1997 and March 31, 1998                                                  2

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1998                                            3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1998                                            4

                  Consolidated Statements of Changes in Deficit
                  for the Year Ended December 31, 1997 and
                  the Three Months Ended March 31, 1998                                                 5

                  Notes to Consolidated Financial
                  Statements                                                                       6 - 8

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 8 - 9

PART II:  OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds                                              10
  Item 6.      Exhibits and Reports on Form 8-K                                                       11

SIGNATURES

EXHIBIT INDEX


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document, information included in future filings by Young & Rubicam Inc. ("the Company") with the United States Securities and Exchange Commission (the "SEC"), and information contained in written materials, press releases and oral statements issued by or on behalf of the Company contain, or may contain, statements that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions or comparable terminology, including the negative thereof) with respect to various matters. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to the Company's performance. It is important to note that the Company's actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including pursuant to incentive compensation arrangements entered into by the Company with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) the level of economic activity in the principal markets in which the Company conducts business and other trends affecting the Company's financial condition or results of operations, (iv) the impact of competition in the marketing and communications industry and (v) the Company's liquidity and financing plans. All forward-looking statements in this document are based on information available to the Company on the date hereof. In addition, the matters set forth under the caption "Risk Factors" in the Company's Prospectus dated May 11, 1998 filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            MARCH 31, 1998
                                                                                      DECEMBER 31,----------------------------------
                                                                                          1997          ACTUAL         PRO FORMA(1)
                                                                                         ----           ------         -------------
CURRENT ASSETS
   Cash and cash equivalents                                                           $160,263            $50,965         $50,965
   Accounts receivable, net of allowance for doubtful accounts of $14,125
    and $16,070 at December 31, 1997 and March 31, 1998, respectively                   790,342            807,930         807,930
   Costs billable to clients                                                             50,479             72,540          72,540
   Other receivables                                                                     35,218             39,855          39,855
   Deferred income taxes                                                                 32,832             29,034          29,034
   Prepaid expenses and other assets                                                     17,989             17,993          17,993
                                                                                     ----------         ----------      ----------
          Total Current Assets                                                        1,087,123          1,018,317       1,018,317
                                                                                     ----------         ----------      ----------
NONCURRENT ASSETS
   Property and equipment, net                                                          125,014            121,389         121,389
   Deferred income taxes                                                                124,192            124,213         124,213
   Goodwill, less accumulated amortization of $80,166 and $81,780 at
    December 31, 1997 and March 31, 1998, respectively                                  116,637            112,593         112,593
   Equity in net assets of and advances to unconsolidated companies                      26,393             26,471          26,471
   Other assets                                                                          48,660             48,572          48,572
                                                                                     ----------         ----------      ----------
          Total Noncurrent Assets                                                       440,896            433,238         433,238
                                                                                     ----------         ----------      ----------
          Total Assets                                                               $1,528,019         $1,451,555      $1,451,555
                                                                                     ==========         ==========      ==========
CURRENT LIABILITIES
   Loans payable                                                                        $10,765            $33,122         $33,122
   Accounts payable                                                                     811,162            805,744         805,744
   Installment notes payable                                                              3,231              1,131           1,131
   Accrued expenses and other liabilities                                               273,011            265,807         265,807
   Accrued payroll and bonuses                                                           65,458             47,619          47,619
   Income taxes payable                                                                  29,665             24,396          24,396
                                                                                     ----------         ----------      ----------
          Total Current Liabilities                                                   1,193,292          1,177,819       1,177,819
                                                                                     ----------         ----------      ----------
NONCURRENT LIABILITIES
   Loans payable                                                                        330,552            263,462         263,462
   Installment notes payable                                                              6,503              6,503           6,503
   Deferred compensation                                                                 31,077             32,455          32,455
   Other liabilities                                                                    112,851            107,348         107,348
                                                                                     ----------         ----------      ----------
          Total Noncurrent Liabilities                                                  480,983            409,768         409,768
                                                                                     ----------         ----------      ----------
Commitments and Contingencies
Minority Interest                                                                         6,987              5,460           5,460
                                                                                     ----------         ----------      ----------
MANDATORILY REDEEMABLE EQUITY SECURITIES
   Common  stock,  par value $.01 per share;  authorized -  250,000,000  shares;
    issued and outstanding - 50,658,180 shares,  50,968,935 shares, and 0 shares at December 31, 1997, March 31, 1998 (actual) and March 31, 1998
    (pro forma), respectively                                                           508,471            795,774               -
                                                                                     ----------         ----------      ----------
STOCKHOLDERS' DEFICIT
    Money Market  Preferred Stock - Cumulative  variable  dividend;  liquidating value of $115.00 per share; one-tenth of one vote per share; 50,000
    shares authorized; 87 shares issued and outstanding                                       -                  -               -
   Common stock, par value $.01 per share; authorized - 250,000,000 shares;  issued and outstanding - 11,086,950  shares,  11,086,950 shares and
    62,055,885 shares at December 31, 1997, March 31, 1998 (actual)
    and March 31, 1998 (pro forma), respectively                                            111                111             620
   Capital surplus                                                                       23,613                  -         795,265
   Accumulated deficit                                                                 (522,866)          (660,034)       (660,034)
   Cumulative translation adjustment                                                    (16,577)           (18,631)        (18,631)
   Pension liability adjustment                                                            (706)              (706)           (706)
   Common stock in treasury, at cost; 1,115,160  shares                                  (8,550)            (8,550)         (8,550)
   Unearned compensation - Restricted Stock                                            (136,739)          (249,456)       (249,456)
                                                                                     ----------         ----------      ----------
          Total Stockholders' Deficit                                                  (661,714)          (937,266)       (141,492)
                                                                                     ----------         ----------      ----------
          Total Liabilities, Mandatorily Redeemable Equity Securities and
           Stockholders' Deficit                                                     $1,528,019         $1,451,555      $1,451,555
                                                                                     ==========         ==========      ==========

----------
1. See note 2.


The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                               -----------------------------------
                                                                         1997              1998
                                                                         ----              ----

Revenues                                                               $298,206          $348,173

Compensation expense, including employee benefits                       188,600           213,598
General and administrative expenses                                      95,513           109,242
                                                                         ------           -------
Operating expenses                                                      284,113           322,840
                                                                        -------           -------

Income  from operations                                                  14,093            25,333
Interest income                                                           1,943             2,630
Interest expense                                                        (10,246)           (8,205)
Other income (expense)                                                       -                827
                                                                             --               ---
Income before income taxes                                                5,790            20,585
Income tax provision                                                      2,843             8,852
                                                                          -----             -----
                                                                          2,947            11,733
Equity in net income of unconsolidated companies                          1,040               115
Minority interest in net loss of consolidated subsidiaries                  102               342
                                                                            ---               ---

Net income                                                               $4,089           $12,190
                                                                         ======           =======


Earnings per share:
  Basic                                                                   $0.09             $0.24
                                                                          =====             =====
  Diluted                                                                 $0.07             $0.19
                                                                          =====             =====

Weighted average shares used to compute:
  Basic                                                              47,382,330        50,762,144
                                                                     ==========        ==========
  Diluted                                                            60,225,321        64,453,134
                                                                     ==========        ==========



The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  --------------------------------
                                                                                       1997            1998
                                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $4,089         $12,190
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                       13,541          14,180
   Deferred income tax (benefit) expense                                                 (312)          3,777
   Equity in net income of unconsolidated companies                                    (1,040)           (115)
   Dividends from unconsolidated companies                                              1,420             252
   Minority interest in net loss of consolidated subsidiaries                            (102)           (342)
Change  in  assets  and  liabilities,   excluding  effects  from   acquisitions,
dispositions, recapitalization and foreign exchange:
   Accounts receivable, net                                                            73,958         (22,261)
   Costs billable to clients                                                          (10,601)        (22,013)
   Other receivables                                                                   (9,370)         (5,031)
   Prepaid expenses and other assets                                                   (8,381)         (1,163)
   Accounts payable                                                                   (85,353)         (2,178)
   Accrued expenses and other liabilities                                             (47,987)        (75,366)
   Accrued payroll and bonuses                                                        (28,851)        (16,556)
   Income taxes payable                                                                (4,216)         (5,007)
   Deferred compensation                                                                  292           1,478
   Other liabilities                                                                     (737)         (5,236)
   Other                                                                                4,687           1,215
                                                                                       ------           -----
Net cash used by operating activities                                                 (98,963)       (122,176)
                                                                                     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                (13,163)         (7,889)
   Acquisitions, net of cash acquired                                                  (2,212)              -
   Investment in net assets of and advances to unconsolidated companies                (6,334)         (1,030)
   Proceeds from notes receivable                                                         341             339
                                                                                         ----             ---
Net cash used in investing activities                                                 (21,368)         (8,580)
                                                                                     --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable, long-term                                             250,104          65,000
   Repayment of loans payable, long-term                                                    -        (131,874)
   Proceeds from loans payable, short-term, net                                        38,794          91,846
   Recapitalization payments                                                         (242,223)              -
   Payments of non-recapitalization deferred compensation                                (336)         (1,190)
   Common stock issued                                                                      -           1,287
   Payment of installment notes                                                             -          (2,100)
   Dividends paid to minority shareholders                                               (218)           (277)
                                                                                        -----           -----
Net cash provided by financing activities                                              46,121          22,692
                                                                                      -------          ------
Effect of exchange rate changes on cash and cash equivalents                           (2,442)         (1,234)
                                                                                      -------         -------
Net decrease in cash and cash equivalents                                             (76,652)       (109,298)
Cash and cash equivalents, beginning of period                                        110,180         160,263
                                                                                      -------         -------
Cash and cash equivalents, end of period                                              $33,528         $50,965
                                                                                      =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                       $9,696          $9,157
                                                                                       ======          ======
   Income taxes paid                                                                   $2,697          $9,237
                                                                                       ======          ======



The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
                                 (IN THOUSANDS)

                                                                                      RETAINED AND
                                                                                     UNDISTRIBUTED
                                                               VOTING                   EARNINGS       COMMON
                                                PREFERRED      COMMON       CAPITAL   (ACCUMULATED     STOCK IN   RESTRICTED
                                                  STOCK         STOCK       SURPLUS     DEFICIT)       TREASURY     STOCK
                                                  -----         -----       -------     --------       --------     -----
BALANCE AT DECEMBER 31, 1996                      $  -          $111     $106,825      ($498,928)         $ -     ($85,000)
Net loss                                             -             -                     (23,938)           -            -
Common stock issued                                  -             -        1,501              -            -            -
Common stock repurchased                             -             -                           -       (8,550)           -
Unearned compensation -
 Restricted Stock                                    -             -       51,739              -            -      (51,739)
Common stock options
 exercised/repurchased                               -            44        8,711              -            -            -
Accretion of mandatorily redeemable
 equity securities                                   -           (44)    (145,163)             -            -            -
                                                    --           ----    --------             --           --           --

BALANCE AT DECEMBER 31, 1997                      $  -          $111      $23,613      ($522,866)     ($8,550)   ($136,739)
Net income                                           -             -            -         12,190            -            -
Unearned compensation -
 Restricted Stock                                    -             -      112,717              -            -     (112,717)
Common stock options
 exercised/repurchased                               -             3        1,612              -            -            -
Accretion of mandatorily redeemable
 equity securities                                   -            (3)    (137,942)      (149,358)          -            -
                                                    --             --    --------      ---------           --           --

BALANCE AT MARCH 31, 1998                         $  -          $111     $      -      ($660,034)     ($8,550)   ($249,456)
                                                  ====          =====    ========      =========      ========   =========





The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Young & Rubicam Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement filed on Form S-1 (File No. 333-46929) (the "Form S-1"). In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results for the first three months of the year are not necessarily indicative of the results expected for the full year.

2. Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of March 31, 1998 has been presented after giving effect to the termination of the redeemable feature and subsequent reclassification of the mandatorily redeemable equity securities to stockholders' deficit concurrent with the consummation of the Company's initial public offering of common stock (the "Offering"). (See Note 6.)

3. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

4. Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during each period. Diluted earnings per share reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. In computing basic and diluted earnings per share, 11,086,950 shares of common stock held in a restricted stock trust (the"Restricted Stock Trust") pursuant to the Company's Restricted Stock Plan were excluded from the weighted average number of common shares outstanding as such shares vest upon the consummation of an initial public offering, a condition which was not satisfied as of March 31, 1998. Shares used in computing basic and diluted earnings per share were as follows:

                                                        Three months ended
                                                            March 31,
                                                        1997          1998
                                                        ----          ----
       Basic - weighted average shares             47,382,330       50,762,144

       Effect of dilutive securities               12,842,991       13,690,990
                                                   ----------       ----------

       Diluted - weighted average shares           60,225,321       64,453,134
                                                   ==========       ==========

5. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of information on comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income, foreign currency translation adjustments and minimum pension liability adjustments. Total comprehensive income and its components for the three months ended March 31, 1997 and 1998 are as follows:

                                                                       Three months ended
                                                                           March 31,
                                                                      1997             1998
                                                                      ----             ----
                                                                          (in thousands)
    Net income                                                    $  4,089            $ 12,190
    Foreign currency translation adjustment, net of tax             (7,998)             (2,054)
    Pension liability adjustment, net of tax                             -                   -
                                                                  --------            --------

    Total comprehensive (loss)/ income                            $ (3,909)           $ 10,136
                                                                  ========            ========

6. Subsequent Events

COMMON STOCK DIVIDEND: On April 6, 1998, the Board of Directors declared a stock dividend of 14 shares of common stock payable for each share of common stock outstanding which dividend became effective and was paid on May 11, 1998, the effective date of the Offering. The Company's historical financial statements have been presented to give retroactive effect to such common stock dividend. In addition, the number of shares of common stock the Company is authorized to issue was increased from 10 million to 250 million and the number of authorized preferred shares was increased from 50,000 to 10 million. Of the authorized preferred shares, 50,000 shares have been designated as Money Market Preferred Stock and 2,500,000 shares have been designated as Cumulative Participating Junior Preferred Stock.

PUBLIC OFFERING: On May 15, 1998, the Company closed the Offering. An aggregate of 19,090,000 shares (including 2,490,000 shares subject to the underwriters' overallotment option) of the Company's common stock was offered to the public, of which 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. Net proceeds to the Company were approximately $160.0 million, after deducting underwriting discounts and commissions and the Company's expenses of the Offering. The Company did not receive any of the net proceeds from the sale of common stock by the selling stockholders. The Company used the net proceeds from the Offering together with $155 million of borrowings under the new credit facility (see below) to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

NEW DEBT FACILITY: On May 15, 1998, the Company entered into a $400 million, five-year unsecured multicurrency revolving credit facility (the "New Facility") which replaced a $700 million senior secured credit facility. The New Facility contains certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement. The Company is required to pay a facility fee tied to the leverage ratio ranging from 0.125% to 0.2% per annum. Under the terms of the New Facility, interest charged on loans ranges from base rate to Eurodollar and Eurocurrency rate plus applicable margins tied to the leverage ratio ranging from 0.275% to 0.3%. On May 15, 1998, the Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all outstanding borrowings under the senior secured credit facility. Approximately $7.3 million of unamortized deferred financing costs related to the replaced credit facility will be charged to expense in the Company's consolidated statement of operations for the three months ended June 30, 1998.

RESTRICTED STOCK: In March 1998, the Company amended the agreement govering the Restricted Stock Trust to provide, upon the consummation of the Offering, for the redemption of 1,855,845 of the 11,086,950 shares of common stock ("Restricted Stock") held in the Restricted Stock Trust. The vesting of the remaining 9,231,105 shares of Restricted Stock upon the consummation of the Offering resulted in a non-recurring, non-cash, pre-tax compensation charge of approximately $235.0 million which will be reflected in the Company's results of operations for the three months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The discussion which follows should be read in conjunction with the Company's consolidated financial statements and notes thereto, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's Prospectus dated May 11, 1998 filed in connection with the Offering.

First Quarter 1998 Compared to First Quarter 1997

Revenues for the first quarter of 1998 increased by %50.0 million, or 16.8%, to $348.2 million compared to the first quarter of 1997. The increase was primarily due to new business (including business from new clients and higher revenue from existing clients). U.S. revenues increased by 25.4% to $184.5 million for the first quarter of 1998 compared to the first quarter of 1997. International revenues increased by 8.3% to $163.7 million for the first quarter of 1998 compared to 1997. Excluding the effect of the strengthening of the U.S. dollar against foreign currencies, total revenues for the first quarter of 1998 increased by 21.2% and international revenues increased by 17.1% compared to the first quarter of 1997.

Compensation expense increased by $25.0 million, or 13.3%, to $213.6 million for the first quarter of 1998 compared to the first quarter of 1997. This increase was primarily attributable to additional staffing to support business growth and salary increases. Excluding the effect of the strengthening of the U.S. dollar against foreign currencies, compensation expense increased by 17.9% compared to the first quarter of 1997.

General and administrative expenses increased by $13.7 million, or 14.3%, to $109.2 million for the first quarter of 1998 compared to the first quarter of 1997. This increase was primarily due to additional operating expenses to support new business growth. Excluding the effect of the strengthening of the U.S. dollar against foreign currencies, general and administrative expenses increased by 19.7% compared to the first quarter of 1997.

Income from operations increased by $11.2 million, or 79.4%, to $25.3 million for the first quarter of 1998 compared to the first quarter of 1997 due to the factors outlined above.

Interest expense, net of interest income, decreased $2.7 million to $5.6 million in the first quarter of 1998 compared to the first quarter of 1997. The decline was due to lower average borrowing levels and more favorable average rates during the first quarter of 1998 compared to the first quarter of 1997.


The effective income tax rate was 43.0% and 49.1%, respectively, for the first quarter of 1998 and 1997. The decrease in the effective tax rate resulted from lower foreign taxes on the Company's foreign operations as well as a reduction in the rate at which state and local taxes were assessed on domestic income.

Net income for the first quarter of 1998 increased by $8.1 million to $12.2 million compared to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been financed by internally generated funds and third party borrowings. Cash and cash equivalents were $51.0 million at March 31, 1998 compared with $160.3 million at December 31, 1997. Cash was used during the first quarter of 1998 to repay long-term debt, to pay employee incentive compensation earned in 1997 and for capital expenditures. In addition, cash was used to pay media and production obligations on behalf of clients (which reflect the timing of payment as well as seasonal media buying patterns of advertisers).

The  Company   estimates  that  its  capital   expenditures   in  1998  will  be
approximately $75.0 million for information technology and certain leasehold improvements required as a result of lease renewals.

The Company's net deferred tax assets at March 31, 1998 were $153.2 million consisting primarily of net operating loss ("NOL") carryforwards and expenses accrued for financial reporting purposes which are not deductible for tax purposes until actually paid. The Company has approximately $140.4 million of NOL carryforwards for U.S. tax purposes which expire in 2012 and approximately $69.2 million of NOL carryforwards for foreign tax purposes with carryforward periods ranging from one year to an indefinite time.

RECENT DEVELOPMENTS

On May 15, 1998, the Company closed the Offering. An aggregate of 19,090,000 shares (including 2,490,000 shares subject to the underwriters' overallotment option) of the Company's common stock was offered to the public, of which 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. Net proceeds to the Company were approximately $160.0 million, after deducting underwriting discounts and commissions and the Company's expenses of the Offering. The Company did not receive any of the net proceeds from the sale of common stock by the selling stockholders.

Also on May 15, 1998, the Company replaced its existing $700 million senior secured credit facility with the New Facility. The Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all of the outstanding borrowings under its then existing senior secured credit facility. Under the New Facility, the Company expects its borrwing rate to be approximately 1% lower, on average, compared to the replaced credit facility.

The Company believes that cash provided by operations and funds available under the New Facility will be sufficient to meet its anticipated cash requirements.

Effective upon the consumation of the Offering, the Company recognized a non-recurring, non-cash, pre-tax compensation charge of approximately $235.0 million in connection with the vesting of shares of Restricted Stock allocated to employees. In addition, approximately $7.3 million of unamortized deferred financing costs related to the replaced senior secured credit facility were charged to expense. The aggregate after-tax effect of these non-cash charges of approximately $175.0 million will be reflected in the results of operations for the three months ended June 30, 1998. As a result of these charges, the Company expects to incur a net loss for the year ending 1998.

The Company expects to exercise its right to prepay certain non-negotiable subordinated payment obligations of up to $15.4 million on June 30, 1998 using available cash or borrowings under the New Facility. The non-negotiable subordinated payment obligations were incurred by the Company in connection with the termination of employment of certain former employee stockholders. Such payment obligations are repayable in up to four annual installments and bear interest at a rate equal to the applicable U.S. federal rate in effect under
Section 1274(d) of the Internal Revenue Code of 1986, as amended.

The Company expects to commence the declaration and payment of a regular quarterly cash dividend in the last quarter of 1998. However, any determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition and capital requirements.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1998, the Company issued and sold 135,885 shares of common stock to its employees for an aggregate amount of $864,196 pursuant to the exercise of options to purchase shares of common stock.

Pursuant to the Form S-1 which was declared effective by the SEC on May 11, 1998, and a registration statement on Form S-1 (File No. 333-52395) filed by the Company pursuant to Rule 462(b) of the Securities Act of 1933, as amended (together with the Form S-1, the "Form S-1 Registration Statement"), the Company registered for sale pursuant to the Securities Act of 1933, as amended, an aggregate of 16,600,000 shares of common stock (the "Firm Shares"), of which 6,912,730 shares were offered by the Company and 9,687,270 shares were offered by certain selling stockholders (the "Selling Stockholders").

Of the 16,600,000 shares of common stock registered pursuant to the Form S-1 Registration Statement, 13,280,000 shares were offered initially in the United States by the U.S. Underwriters (as defined in the Underwriting Agreement dated May 11, 1998 among the Company, the Selling Stockholders, the U.S. Underwriters named therein and the International Managers named therein (the "Underwriting Agreement")), for whom Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., Furman Selz LLC, Goldman, Sachs & Co. and Smith Barney Inc. acted as U.S. Representatives, and 3,320,000 shares of common stock were offered initially outside the United States by the International Managers (as defined in the Underwriting Agreement) for whom Donaldson, Lufkin & Jenrette International, Bear, Stearns International Limited, Furman Selz LLC, Goldman Sachs International and Smith Barney Inc. acted as International Representatives.

In addition, pursuant to the Form S-1 Registration Statement, the Company registered for sale an aggregate of 2,490,000 shares of common stock (the "Option Shares") subject to an overallotment option (the "Overallotment Option") granted by certain non-management Selling Stockholders to the U.S. Underwriters to purchase up to an additional 2,490,000 shares of common stock solely to cover overallotments which Overallotment Option was exercised by the U.S. Underwriters for an aggregate of 2,490,000 shares of common stock.

The offering of the Firm Shares and Option Shares has terminated. The public offering price of the Firm Shares and the Option Shares was $25.00 per share. The closing of the sale of the Firm Shares and the Option Shares occurred on May 15, 1998. The aggregate gross proceeds to the Company and the Selling Stockholders from the sale of the Firm Shares and the Option Shares was $477,250,000.

The Form S-1 Registration Statement registered for sale by the Company an aggregate of 6,912,730 Firm Shares at a proposed maximum offering price of $24.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions and Company expenses) of $165,905,520. The Company sold an aggregate of 6,912,730 Firm Shares at the public offering price of $25.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions and Company expenses) of $172,818,250. The Form S-1 Registration Statement registered for sale by the Selling Stockholders an aggregate of 12,177,270 shares of common stock (consisting of 9,687,270 Firm Shares and up to 2,490,000 Option Shares) at a proposed maximum offering price of $24.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions) of $292,254,480. The Selling Stockholders sold an aggregate of 12,177,270 shares of common stock (consisting of 9,687,270 Firm Shares and 2,490,000 Option Shares) at the public offering price of $25.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions) of $304,434,250.

To date, hereof, the Company has incurred or expects to incur the following fees and expenses in connection with the Offering pursuant to the Form S-1
Registration Statement: (i) $9,505,004 of underwriters discounts and commissions, (ii) $135,158 of SEC registration fees, (iii) $30,500 of National Association of Securities Dealers, Inc. filing fees, (iv) $336,640 of New York Stock Exchange listing fees, (v) $950,000 of estimated legal fees and expenses,
(vi) $1,075,000 of estimated accounting fees and expenses, (vii) $475,000 of estimated printing and engraving expenses, (viii) $20,000 of estimated registrar and transfer agent's fees and (ix) $291,000 of estimated miscellaneous expenses.

The aggregate net proceeds to the Company from the Offering of the 6,912,730 Firm Shares, after deducting underwriting discounts and commissions and the Company's expenses of the Offering, are estimated to be approximately $160.0 million. The Company used the net proceeds from the Offering, together with $155 million of borrowings under the New Facility to repay outstanding borrowings under its existing credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
       See Exhibit Index

   (b) Reports on Form 8-K:
       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Young & Rubicam Inc.
                                                  ------------------------------
                                                                    (Registrant)

Date June 25, 1998                         /s/ Michael J. Dolan
     ----------------                    -----------------------------
                                         Name: Michael J. Dolan
                                         Title: Vice Chairman and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

      NUMBER                                           DESCRIPTION
      ------                                           -----------

      27.1                                             Financial Data Schedule