Form 10-Q
period 1998-06-30
YOUNG & RUBICAM INC
filed 1998-08-14
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to_________

Commission file number 001-14093


                              Young & Rubicam Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-1493710
                 --------                                   ----------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


285 Madison Avenue, New York, New York                                   10017
--------------------------------------                                   -----
(Address of principal executive offices)                              (Zip Code)


                                 (212) 210-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 1998 was 66,706,897.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements
                Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997                            2

                Consolidated Statements of Operations for the
                Three Months and Six Months Ended June 30, 1998 and 1997       3

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1998 and 1997                        4

                Consolidated Statements of Changes in Equity/(Deficit)
                for the Six Months Ended June 30, 1998 and for the
                Year Ended December 31, 1997                                   5

                Notes to Consolidated Financial
                Statements                                                 6 - 7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8 - 10

PART II: OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                        11
   Item 4.   Submission of Matters to a Vote of Security Holders              12
   Item 5.   Other Information                                                12
   Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document, information included in future filings by Young & Rubicam Inc. (the "Company") with the United States Securities and Exchange Commission (the "SEC"), and information contained in written materials, press releases and oral statements issued by or on behalf of the Company contain, or may contain, statements that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions or comparable terminology, including the negative thereof) with respect to various matters. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to the Company's performance. It is important to note that the Company's actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including revenues pursuant to incentive compensation arrangements entered into by the Company with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) the level of economic activity in the principal markets in which the Company conducts business and other trends affecting the Company's financial condition or results of operations, (iv) the impact of competition in the marketing and communications industry and (v) the Company's liquidity and financing plans. All forward-looking statements in this document are based on information available to the Company on the date hereof. In addition, the matters set forth under the caption "Risk Factors" in the Company's Prospectus dated May 11, 1998 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30, 1998    DECEMBER 31, 1997
                                                                                  -------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                      $      76,760        $     160,263
   Accounts receivable, net of allowance for doubtful accounts of $14,839
    and $14,125 at June 30, 1998 and December 31, 1997, respectively                    803,313              790,342
   Costs billable to clients, net                                                        64,619               50,479
   Other receivables                                                                     32,355               35,218
   Deferred income taxes                                                                 29,034               32,832
   Prepaid expenses and other assets                                                     21,937               17,989
                                                                                  -------------        -------------
          Total Current Assets                                                        1,028,018            1,087,123
                                                                                  -------------        -------------
NONCURRENT ASSETS
   Property and equipment, net                                                          119,934              125,014
   Deferred income taxes                                                                192,319              124,192
   Goodwill, less accumulated amortization of $78,804 and $80,166 at
    June 30, 1998 and December 31, 1997, respectively                                   108,095              116,637
   Equity in net assets of and advances to unconsolidated companies                      28,031               26,393
   Other assets                                                                          39,241               48,660
                                                                                  -------------        -------------
          Total Noncurrent Assets                                                       487,620              440,896
                                                                                  -------------        -------------
          Total Assets                                                            $   1,515,638        $   1,528,019
                                                                                  =============        =============

CURRENT LIABILITIES
   Loans payable                                                                  $      28,486        $      10,765
   Accounts payable                                                                     878,871              811,162
   Installment notes payable                                                              4,104                3,231
   Accrued expenses and other liabilities                                               217,752              273,011
   Accrued payroll and bonuses                                                           48,840               65,458
   Income taxes payable                                                                  22,839               29,665
                                                                                  -------------        -------------
          Total Current Liabilities                                                   1,200,892            1,193,292
                                                                                  -------------        -------------
NONCURRENT LIABILITIES
   Loans payable                                                                         75,059              330,552
   Installment notes payable                                                                400                6,503
   Deferred compensation                                                                 31,894               31,077
   Other liabilities                                                                    112,748              112,851
                                                                                  -------------        -------------
          Total Noncurrent Liabilities                                                  220,101              480,983
                                                                                  -------------        -------------
Commitments and Contingencies
Minority Interest                                                                         5,144                6,987
                                                                                  -------------        -------------
MANDATORILY REDEEMABLE EQUITY SECURITIES
   Common  stock,  par value $.01 per share;  authorized - 250,000,000 shares; issued and outstanding - 0 shares and 50,658,180 shares at
   June 30, 1998 and December 31, 1997, respectively                                          -              508,471
                                                                                  -------------        -------------
STOCKHOLDERS' EQUITY/(DEFICIT)
   Preferred stock:
     Money Market Preferred Stock - Cumulative  variable  dividend;  liquidating value of $115.00 per share; one-tenth of one vote per share; authorized
      50,000 shares; 87 shares issued and outstanding                                         -                    -
     Cumulative Participating Junior Preferred Stock -  $ dividend; liquidating value of $1.00 per share; 100 votes per share; authorized 2,500,000
      shares; no shares issued and outstanding                                                -                    -
   Common stock, par value $.01 per share; authorized - 250,000,000 shares; issued and outstanding - 66,670,462 and 11,086,950 shares at
    June 30, 1998 and December 31, 1997, respectively                                       704                  111
   Capital surplus                                                                      936,606               23,613
   Accumulated deficit                                                                 (809,858)            (522,866)
   Cumulative translation adjustment                                                    (18,686)             (16,577)
   Pension liability adjustment                                                            (706)                (706)
   Common stock in treasury, at cost; 3,681,048 and 1,115,160 shares at
    June 30, 1998 and December 31, 1997, respectively                                   (18,559)              (8,550)
   Unearned compensation - restricted stock                                                   -             (136,739)
                                                                                  -------------        -------------
          Total Stockholders' Equity/(Deficit)                                           89,501             (661,714)
                                                                                  -------------        -------------
          Total Liabilities, Mandatorily Redeemable Equity Securities
           and Stockholders' Equity/(Deficit)                                     $   1,515,638        $   1,528,019
                                                                                  =============        =============


   The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                         ------------------------------      ------------------------------
                                                             1998              1997              1998              1997
                                                             ----              ----              ----              ----
Revenues                                                 $    372,128      $    345,474      $    720,301      $    643,680

Compensation expense, including employee benefits             218,667           205,491           432,265           394,091
General and administrative expenses                           109,484           104,827           218,726           200,340
Other operating charges                                       234,449                 -           234,449                 -
                                                         ------------      ------------      ------------      ------------
Operating expenses                                            562,600           310,318           885,440           594,431
                                                         ------------      ------------      ------------      ------------

(Loss)/income from operations                                (190,472)           35,156          (165,139)           49,249
Interest expense, net                                          (4,597)           (9,327)          (10,172)          (17,630)
Other income                                                    1,373                 -             2,200                 -
                                                         ------------      ------------      ------------      ------------
(Loss)/income before income taxes                            (193,696)           25,829          (173,111)           31,619
Income tax (benefit)/expense                                  (47,057)           12,808           (38,205)           15,651
                                                         ------------      ------------      ------------      ------------
                                                             (146,639)           13,021          (134,906)           15,968
Equity in net income of unconsolidated companies                1,512             1,430             1,627             2,470
Minority interest in net (income)/loss of
 consolidated subsidiaries                                       (264)             (935)               78              (833)
                                                         ------------      ------------      ------------      ------------

(Loss)/income before extraordinary charge                    (145,391)           13,516          (133,201)           17,605
Extraordinary charge for early retirement of debt,
  net of tax benefit of $2,834                                 (4,433)                -            (4,433)                -
                                                         ------------      ------------      ------------      ------------

Net (loss)/income                                        ($   149,824)     $     13,516      ($   137,634)     $     17,605
                                                         ============      ============      ============      ============

(Loss)/earnings per share:
  Basic:
    (Loss)/income before extraordinary charge            ($      2.45)     $       0.29      ($      2.42)     $       0.37
                                                         ============      ============      ============      ============
    Extraordinary charge                                 ($      0.08)     $          -      ($      0.08)     $          -
                                                         ============      ============      ============      ============
    Net (loss)/income                                    ($      2.53)     $       0.29      ($      2.50)     $       0.37
                                                         ============      ============      ============      ============

  Diluted:
    (Loss)/income before extraordinary charge            ($      2.45)     $       0.22      ($      2.42)     $       0.29
                                                         ============      ============      ============      ============
    Extraordinary charge                                 ($      0.08)     $          -      ($      0.08)     $          -
                                                         ============      ============      ============      ============
    Net (loss)/income                                    ($      2.53)     $       0.22      ($      2.50)     $       0.29
                                                         ============      ============      ============      ============

Weighted average shares used to compute:
  Basic                                                    59,272,814        47,382,330        55,040,989        47,382,330
                                                         ============      ============      ============      ============
  Diluted                                                  59,272,814        60,619,742        55,040,989        60,433,102
                                                         ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          --------------------
                                                                                          1998            1997
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                                                     ($137,634)       $  17,605
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
   Depreciation and amortization                                                         28,353           27,096
   Other operating charges                                                              234,449                -
   Extraordinary charge, net                                                              4,433                -
   Deferred income tax (benefit)/ expense                                               (64,329)           7,188
   Equity in net income of unconsolidated companies                                      (1,627)          (2,470)
   Dividends from unconsolidated companies                                                  908            1,980
   Minority interest in net (loss)/income of consolidated subsidiaries                      (78)             833
Change in assets and liabilities, excluding effects from acquisitions, dispositions, recapitalization and foreign exchange:
   Accounts receivable, net                                                             (20,259)          52,411
   Costs billable to clients, net                                                       (14,949)         (16,001)
   Other receivables                                                                      2,241           (9,797)
   Prepaid expenses and other assets                                                     (4,102)          (5,244)
   Accounts payable                                                                      49,586          (50,030)
   Accrued expenses and other liabilities                                               (66,020)         (40,541)
   Accrued payroll and bonuses                                                          (17,607)         (20,619)
   Income taxes payable                                                                  (4,176)          (5,852)
   Deferred compensation                                                                  1,957            1,380
   Other                                                                                  5,101            5,547
                                                                                      ---------        ---------
Net cash used in operating activities                                                    (3,753)         (36,514)
                                                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                  (20,044)         (28,277)
   Acquisitions, net of cash acquired                                                      (499)          (2,846)
   Investment in net assets of and advances to unconsolidated companies                  (2,428)          (5,379)
   Proceeds from notes receivable                                                           339              647
                                                                                      ---------        ---------
Net cash used in investing activities                                                   (22,632)         (35,855)
                                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable, long-term                                               215,000          230,619
   Repayment of loans payable, long-term                                               (470,125)          (2,714)
   Proceeds from loans payable, short-term, net                                          58,097           31,647
   Proceeds from issuance of common stock in initial public offering, net               158,637                -
   Deferred financing costs                                                                (667)               -
   Recapitalization payments                                                                  -         (247,272)
   Payments of non-recapitalization deferred compensation                                (3,302)             (11)
   Common stock repurchased                                                             (10,009)               -
   Common stock issued and other                                                          3,081                -
   Payment of installment notes, net                                                     (5,229)               -
   Dividends paid to minority shareholders                                               (1,206)            (612)
                                                                                      ---------        ---------
Net cash (used in)/provided by financing activities                                     (55,723)          11,657
                                                                                      ---------        ---------
Effect of exchange rate changes on cash and cash equivalents                             (1,395)          (5,103)
                                                                                      ---------        ---------
Net decrease in cash and cash equivalents                                               (83,503)         (65,815)
Cash and cash equivalents, beginning of period                                          160,263          110,180
                                                                                      ---------        ---------
Cash and cash equivalents, end of period                                              $  76,760        $  44,365
                                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                      $  12,279        $  16,709
                                                                                      =========        =========
   Income taxes paid                                                                  $  16,020        $  11,461
                                                                                      =========        =========


   The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
                                 (IN THOUSANDS)

                                              VOTING                                          COMMON
                                              COMMON          CAPITAL       ACCUMULATED      STOCK IN      RESTRICTED
                                               STOCK          SURPLUS         DEFICIT        TREASURY         STOCK
                                              -------          -------       -----------      --------      ----------
BALANCE AT JANUARY 1, 1997                  $     111       $ 106,825       ($498,928)      $       -       ($ 85,000)
Net loss                                            -               -         (23,938)              -               -
Common stock issued                                 -           1,501               -               -               -
Common stock repurchased                            -               -               -          (8,550)              -
Unearned compensation -
 restricted stock                                   -          51,739               -               -         (51,739)
Common stock options
 exercised/repurchased                             44           8,711               -               -               -
Accretion of mandatorily redeemable
 equity securities                                (44)       (145,163)              -               -               -
                                             --------       ---------       ---------       ---------       ---------

BALANCE AT DECEMBER 31, 1997                $     111       $  23,613       ($522,866)      ($  8,550)      ($136,739)
Net loss                                            -               -        (137,634)              -               -
Issuance of restricted stock                        -          94,039               -               -         136,739
Common stock issued and other                      17           3,064               -               -               -
Common stock repurchased                            -               -               -         (10,009)              -
Issuance of common stock in
 initial public offering, net of expenses          69         158,568               -               -               -
Accretion of mandatorily redeemable
 equity securities                                 (3)       (137,942)       (149,358)              -               -
Conversion of mandatorily redeemable
 equity securities                                510         795,264               -               -               -
                                             --------       ---------       ---------       ---------       ---------


BALANCE AT JUNE 30, 1998                    $     704       $ 936,606       ($809,858)      ($ 18,559)      $       -
                                            =========       =========       =========       =========       =========





   The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Young & Rubicam Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement filed on Form S-1 (File No. 333-46929) (the "Form S-1"). In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

3.   Earnings (loss) per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during each period. Diluted earnings per share reflects the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans. Shares used in computing basic and diluted earnings (loss) per share were as follows:


                                                          Three months ended                        Six months ended
                                                               June 30,                                 June 30,
                                                          ------------------                        ----------------
                                                          1998               1997                 1998              1997
                                                       ----------         ----------           ----------        ----------
            Basic - weighted average shares            59,272,814         47,382,330           55,040,989        47,382,330

            Effect of dilutive securities                       -         13,237,412                    -        13,050,772
                                                       ----------         ----------           ----------        ----------


            Diluted - weighted average shares          59,272,814         60,619,742           55,040,989        60,433,102
                                                       ==========         ==========           ==========        ==========

As of June 30, 1998, there were approximately 31.4 million common stock options outstanding that could potentially dilute basic earnings (loss) per share in the future that were excluded from the computation of diluted loss per share because the effect would be antidilutive.

4.   Comprehensive (Loss) Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of information on comprehensive income and its components in the financial statements. For the Company, comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments and minimum pension liability adjustments. Total comprehensive (loss) income and its components for interim periods ended June 30, 1998 and 1997 were as follows (in thousands):

                                                                   Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                                   ------------------           ----------------
                                                                    1998         1997           1998          1997
                                                                    ----         ----           ----          ----
                    Net (loss)/income                             $(149,824)      $13,516      $(137,634)     $17,605
                    Foreign currency translation adjustment,
                      net of tax                                        (55)        (655)         (2,109)     (8,653)
                    Pension liability adjustment, net of tax              -            -               -           -
                                                                  ---------       -------      ---------     --------

                    Total comprehensive (loss)/income             $(149,879)      $12,861      $(139,743)    $  8,952
                                                                  ==========      =======      ==========    ========


5.   Common Stock Dividend

On April 6, 1998, the Board of Directors declared a stock dividend of 14 shares of common stock payable for each share of common stock outstanding, which dividend became effective and was paid on May 11, 1998, the effective date of the Form S-1 for the Company's initial public offering of common stock (the "Offering"). The Company's historical financial statements have been presented to give retroactive effect to such common stock dividend. In addition, the number of shares of common stock the Company is authorized to issue was increased from 10,000,000 to 250,000,000 and the number of authorized preferred shares was increased from 50,000 to 10,000,000. Of the authorized preferred shares, 50,000 shares have been designated as Money Market Preferred Stock and 2,500,000 shares have been designated as Cumulative Participating Junior Preferred Stock.

6.   Public Offering

On May 15, 1998, the Company closed the Offering. An aggregate of 19,090,000 shares (including 2,490,000 shares subject to the underwriters' overallotment option) of the Company's common stock was offered to the public, of which 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company did not receive any of the net proceeds from the sale of common stock by the selling stockholders. The Company used the net proceeds from the Offering together with $155 million of borrowings under a new credit facility (see Note 7) to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

Upon the consummation of the Offering, 9,231,105 shares of common stock ("Restricted Stock") held in a restricted stock trust vested and resulted in non-recurring, non-cash, pre-tax compensation charges of $234.4 million which have been reflected as "other operating charges" in the Company's consolidated statements of operations for the periods ended June 30, 1998. The Company redeemed the remaining 1,855,845 shares of Restricted Stock held in the restricted stock trust upon the consummation of the Offering.

7.   New Debt Facility

On May 15, 1998, the Company entered into a $400 million, five-year unsecured multicurrency revolving credit facility (the "New Facility") which replaced its then existing $700 million senior secured credit facility. The New Facility contains certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement. The Company is required to pay a facility fee tied to the leverage ratio ranging from 0.125% to 0.2% per annum. Under the terms of the New Facility, interest charged on loans ranges from base rate to Eurodollar and Eurocurrency rate plus applicable margins tied to the leverage ratio ranging from 0.275% to 0.3%. On May 15, 1998, the Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all outstanding borrowings under its then existing $700 million senior secured credit facility. Approximately $7.3 million of unamortized deferred financing costs related to the replaced credit facility were charged to expense and have been reflected as an extraordinary charge, net of an applicable tax benefit of approximately $2.8 million, in the Company's consolidated statements of operations for the periods ended June 30, 1998.

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

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Revenues for the second quarter of 1998 increased by $26.7 million, or 7.7%, to $372.1 million compared to the second quarter of 1997. The increase was primarily due to new business (including business from new clients and higher revenue from existing clients). U.S. revenues increased by 16.1% to $187.8 million for the second quarter of 1998 compared to the second quarter of 1997. International revenues increased by 0.4% to $184.3 million for the second quarter of 1998 compared to the second quarter of 1997. Excluding the effect of the strengthening (on average) of the U.S. dollar against foreign currencies, total revenues for the second quarter of 1998 increased by 10.8% and international revenues increased by 6.1% compared to the second quarter of 1997.

Compensation expense increased by $13.2 million, or 6.4%, to $218.7 million for the second quarter of 1998 compared to the second quarter of 1997. This increase was primarily attributable to additional staffing to support business growth and salary increases. Excluding the effect of foreign currency fluctuations, compensation expense increased by 8.9% compared to the second quarter of 1997.

General and administrative expenses increased by $4.7 million, or 4.4%, to $109.5 million for the second quarter of 1998 compared to the second quarter of 1997. This increase was primarily due to additional operating expenses to support new business growth. Excluding the effect of foreign currency fluctuations, general and administrative expenses increased by 7.3% compared to the second quarter of 1997.

Effective upon the consummation of the Offering, the Company recognized other operating charges of $234.4 million. These other operating charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of Restricted Stock allocated to employees. As a result of these charges, the Company expects to incur a net loss for the year ending December 31, 1998.

Loss from operations was $190.5 million for the second quarter of 1998 compared to income from operations of $35.2 million for the second quarter of 1997, a decrease of $225.7 million, primarily due to the other operating charges described above. Excluding the other operating charges, income from operations increased by $8.8 million, or 25.1%, to $44.0 million for the second quarter of 1998 compared to the second quarter of 1997.

Net interest expense decreased by $4.7 million to $4.6 million for the second quarter of 1998 compared to the second quarter of 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during the second quarter of 1998 compared to the second quarter of 1997.

The Company recognized an income tax benefit of $47.1 million for the second quarter of 1998 compared to income tax expense of $12.8 million for the second quarter of 1997. An income tax benefit of $64.6 million was attributable to the other operating charges of $234.4 million described above and reflects the anticipated federal, state and foreign tax effect of such other operating charges after consideration of valuation allowance amounts for certain non-U.S. deductions. The effective income tax rates were a benefit of 24.3% and an expense of 49.6%, respectively, for the second quarter of 1998 and 1997. Excluding the benefit derived from the other operating charges, the effective tax rate was 43.0% for the second quarter of 1998, a decrease from the 49.6% effective tax rate for the second quarter of 1997. Such decrease resulted from lower foreign taxes on the Company's foreign operations as well as a reduction in the rate at which state and local taxes were assessed on domestic income.

The Company incurred an extraordinary charge of $4.4 million, net of a tax benefit of approximately $2.8 million, due to the write-off of unamortized deferred financing costs related to the replaced credit facility.

Net loss for the second quarter of 1998 was $149.8 million compared to net income of $13.5 million for the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 increased by $76.6 million, or 11.9%, to $720.3 million compared to the six months ended June 30, 1997. The increase was primarily due to new business (including business from new clients and higher revenue from existing clients). U.S. revenues increased by 20.5% to $372.3 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. International revenues increased by 4.0% to $348.0 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Excluding the effect of the strengthening (on average) of the U.S. dollar against foreign currencies, total revenues for the six months ended June 30, 1998 increased by 15.6% and international revenues increased by 11.1% compared to the six months ended June 30, 1997.

Compensation expense increased by $38.2 million, or 9.7%, to $432.3 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was primarily attributable to additional staffing to support business growth and salary increases. Excluding the effect of foreign currency fluctuations, compensation expense increased by 13.4% compared to the six months ended June 30, 1997.

General and administrative expenses increased by $18.4 million, or 9.2%, to $218.7 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was primarily due to additional operating expenses to support new business growth. Excluding the effect of foreign currency fluctuations, general and administrative expenses increased by 12.8% compared to the six months ended June 30, 1997.

Effective upon the consummation of the Offering, the Company recognized other operating charges of $234.4 million. These other operating charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of Restricted Stock allocated to employees. As a result of these charges, the Company expects to incur a net loss for the year ending December 31, 1998.

Loss from operations was $165.1 million for the six months ended June 30, 1998 compared to income from operations of $49.2 million for the six months ended June 30, 1997, a decrease of $214.3 million, primarily due to the other operating charges described above. Excluding the other operating charges, income from operations increased by $20.1 million, or 40.7%, to $69.3 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Net interest expense decreased by $7.5 million to $10.2 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

The Company recognized an income tax benefit of $38.2 million for the six months ended June 30, 1998 compared to income tax expense of $15.7 million for the six months ended June 30, 1997. An income tax benefit of $64.6 million was attributable to the other operating charges of $234.4 million described above and reflects the anticipated federal, state and foreign tax effect of such other operating charges after consideration of valuation allowance amounts for certain non-U.S. deductions. The effective income tax rates were a benefit of 22.1% and an expense of 49.5%, respectively, for the six months ended June 30, 1998 and 1997. Excluding the benefit derived from the other operating charges, the effective tax rate was 43.0% for the six months ended June 30, 1998, a decrease from the 49.5% effective tax rate for the six months ended June 30, 1997. Such decrease resulted from lower foreign taxes on the Company's foreign operations as well as a reduction in the rate at which state and local taxes were assessed on domestic income.

The Company incurred an extraordinary charge of $4.4 million, net of a tax benefit of approximately $2.8 million, due to the write-off of unamortized deferred financing costs related to the replaced credit facility.

Net loss for the six months ended June 30, 1998 was $137.6 million compared to net income of $17.6 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operations have been financed by internally generated funds and third-party borrowings. Quarterly and annual operating cash flows are significantly impacted by the seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund such expenditures. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due the media. Cash and cash equivalents were $76.8 million at June 30, 1998 compared to $160.3 million at December 31, 1997. Cash was used during the six months ended June 30, 1998 primarily to repay long-term debt, including the prepayment of approximately $15.3 million of certain non-negotiable subordinated payment obligations to former employee stockholders and for capital expenditures.

On May 15, 1998, the Company closed the Offering. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

Capital expenditures were $20 million for the six months ended June 30, 1998. The Company estimates that its capital expenditures in 1998 will be approximately $75 million for information technology and certain leasehold improvements which will be required as a result of lease renewals.

The Company's net deferred tax assets at June 30, 1998 were $221.4 million consisting primarily of federal, state and foreign net operating loss carryforwards. Consequently, the Company expects a reduction in the amount of cash taxes paid on a worldwide basis in current and future years.

The Company believes that cash provided by operations and funds available under the New Facility will be sufficient to meet its anticipated cash requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Form S-1, which was declared effective by the SEC on May 11, 1998, and a registration statement on Form S-1 (File No. 333-52395) filed by the Company pursuant to Rule 462(b) of the Securities Act of 1933, as amended (together with the Form S-1, the "Form S-1 Registration Statement"), the Company registered for sale pursuant to the Securities Act of 1933, as amended, an aggregate of 16,600,000 shares of common stock (the "Firm Shares"), of which 6,912,730 shares were offered by the Company and 9,687,270 shares were offered by certain selling stockholders (the "Selling Stockholders").

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

In addition, pursuant to the Form S-1 Registration Statement, the Company registered for sale an aggregate of 2,490,000 shares of common stock (the "Option Shares") subject to an overallotment option (the "Overallotment Option") granted by certain non-management Selling Stockholders to the U.S. Underwriters to purchase up to an additional 2,490,000 shares of common stock solely to cover overallotments, which Overallotment Option was exercised by the U.S. Underwriters for an aggregate of 2,490,000 shares of common stock.

The offering of the Firm Shares and Option Shares has terminated. The public offering price of the Firm Shares and the Option Shares was $25.00 per share. The closing of the sale of the Firm Shares and the Option Shares occurred on May 15, 1998. The aggregate gross proceeds to the Company and the Selling Stockholders from the sale of the Firm Shares and the Option Shares was $477,250,000.

The Form S-1 Registration Statement registered for sale by the Company an aggregate of 6,912,730 Firm Shares at a proposed maximum offering price of $24.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions and Company expenses) of $165,905,520. The Company sold an aggregate of 6,912,730 Firm Shares at the public offering price of $25.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions and Company expenses) of $172,818,250. The Form S-1 Registration Statement registered for sale by the Selling Stockholders an aggregate of 12,177,270 shares of common stock (consisting of 9,687,270 Firm Shares and up to 2,490,000 Option Shares) at a proposed maximum offering price of $24.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions) of $292,254,480. The Selling Stockholders sold an aggregate of 12,177,270 shares of common stock (consisting of 9,687,270 Firm Shares and 2,490,000 Option Shares) at the public offering price of $25.00 per share, for aggregate gross proceeds (before deducting underwriting discounts and commissions) of $304,431,750.

The Company incurred the following fees and expenses in connection with the Offering pursuant to the Form S-1 Registration Statement: (i) $9,505,004 of underwriters' discounts and commissions, (ii) $135,635 of SEC registration fees,
(iii) $30,500 of National  Association of Securities Dealers,  Inc. filing fees,
(iv) $335,023 of New York Stock Exchange listing fees, (v) $3,520,100 of legal fees, accounting fees, and other professional services and expenses, (vi)
$475,000 of printing and engraving expenses, (vii) $20,000 of registrar and transfer agent's fees and (viii) approximately $160,000 of miscellaneous expenses.

The aggregate net proceeds to the Company from the Offering of the 6,912,730 Firm Shares, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering, were $158.6 million. The Company used the net proceeds from the Offering, together with $155 million of borrowings under the New Facility to repay outstanding borrowings under its then existing credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 8, 1998. The Company did not solicit proxies. The Stockholders voted on and approved the election of the Board of Directors in its entirety with the Directors listed below elected to serve as indicated below as Class I, Class II or Class III Directors, with terms expiring at the Annual Meetings of the Company's Stockholders to be held in 1999, 2000 and 2001, respectively, which elections became effective upon completion of the Offering. The results of the vote of the 4,032,088 shares of common stock voted out of the 4,102,610 shares of common stock and Money Market Preferred Stock that were eligible to vote were as follows:

                                                                    NUMBER OF SHARES
                          NAME OF DIRECTOR                       FOR              WITHHELD
                          ----------------                       ---              --------
          F. Warren Hellman (Class I)                          4,032,088            70,522
          Alan D. Schwartz (Class I)                           4,032,088            70,522
          Edward H. Vick (Class I)                             4,032,088            70,522
          Michael J. Dolan (Class II)                          4,032,088            70,522
          Peter A. Georgescu (Class II)                        4,032,088            70,522
          Philip U. Hammarskjold (Class II)                    4,032,088            70,522
          Thomas D. Bell (Class III)                           4,032,088            70,522
          Richard S. Bodman (Class III)                        4,032,088            70,522
          John F. McGillicuddy (Class III)                     4,032,088            70,522

Additionally, the Stockholders voted on and approved (i) the adoption of the Amended and Restated Certificate of Incorporation of the Company which was to become effective immediately prior to the consummation of the Offering; (ii) the adoption of the Amended and Restated By-Laws of the Company which were to become effective immediately prior to the consummation of the Offering; (iii) the execution, delivery and performance by the Company of the Amended Stockholders' Agreement entered into among the HFCP Investors, the Management Investors and the Management Voting Trust (as such terms are defined therein) and the Company, which was to become effective immediately prior to the consummation of the Offering; (iv) the execution, delivery and performance of the Rights Agreement between the Company and The Bank of New York, as Rights Agent; (v) the Company's 1997 Incentive Compensation Plan, as amended; and (vi) the appointment of the firm of Price Waterhouse LLP as the Company's independent auditors for the calendar year 1998. For all such matters voted on by the Stockholders, votes representing 4,032,088 shares of common stock were cast in favor of such matters and votes representing 70,522 shares of common stock and Money Market Preferred Stock were withheld. All numbers of shares of common stock contained within this item do not reflect the common stock dividend of 14 shares of common stock payable for each share of common stock outstanding, which dividend became effective and was paid on May 11, 1998, subsequent to the Annual Meeting.

ITEM 5. OTHER INFORMATION

On August 4, 1998, the Company announced that its Board of Directors had approved a plan to repurchase up to 2,000,000 shares of common stock over the next two years. The shares will be repurchased by the Company from time to time in anticipation of exercises of stock options and will be reissued as options are exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: See Exhibit Index

    (b) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Young & Rubicam Inc.
                              --------------------
                                  (Registrant)

Date August 14, 1998                              /s/ Michael J. Dolan
     ---------------                              ------------------------------
                                                  Name: Michael J. Dolan
                                                  Title: Vice Chairman and
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


          NUMBER                                  DESCRIPTION
          ------                                  -----------

          27.1                                    Financial Data Schedule