Form 10-Q
period 1998-09-30
YOUNG & RUBICAM INC
filed 1998-11-06
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to_________

Commission file number 001-14093

                              Young & Rubicam Inc.
                              --------------------
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

                                 (212) 210-3000
                                 --------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 30, 1998 was 65,378,152.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                  PAGE NO.
PART I:    FINANCIAL INFORMATION

   Item 1.        Financial Statements
                      Consolidated Balance Sheets as of
                      September 30, 1998 and December 31, 1997                                                         2

                      Consolidated Statements of Operations for the
                      Three Months and Nine Months Ended September 30, 1998 and 1997                                   3

                      Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 1998 and 1997                                                    4

                      Consolidated Statements of Changes in Equity/(Deficit)
                      for the Nine Months Ended September 30, 1998 and for the
                      Year Ended December 31, 1997                                                                     5

                      Notes to Consolidated Financial Statements                                                     6 - 7

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                8 - 11

PART II:    OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                                                    12


SIGNATURES                                                                                                            13

EXHIBIT INDEX                                                                                                         14

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document, information included in future filings by Young & Rubicam Inc. (the "Company") with the United States Securities and Exchange Commission (the "SEC"), and information contained in written materials, press releases and oral statements issued by or on behalf of the Company contain, or may contain, statements that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company or its officers (including statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions or comparable terminology, including the negative thereof) with respect to various matters. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to the Company's performance. It is important to note that the Company's actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including revenues pursuant to incentive compensation arrangements entered into by the Company with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) the level of economic activity in the principal markets in which the Company conducts business and other trends affecting the Company's financial condition or results of operations, (iv) the impact of competition in the marketing and communications industry, (v) the Company's liquidity and financing plans and (vi) risks associated with the Company's efforts to comply with Year 2000 requirements. All forward-looking statements in this document are based on information available to the Company on the date hereof. In addition, the matters set forth under the caption "Risk Factors" in the Company's Prospectus dated May 11, 1998 filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                                          ------------------     -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                                $      71,181        $     160,263
    Accounts receivable, net of allowance for doubtful accounts of $15,509
     and $14,125 at September 30, 1998 and December 31, 1997, respectively                         780,230              790,342
    Costs billable to clients, net                                                                  80,479               50,479
    Other receivables                                                                               38,568               35,218
    Deferred income taxes                                                                           26,434               32,832
    Prepaid expenses and other assets                                                               30,657               17,989
                                                                                             -------------        -------------
          Total Current Assets                                                                   1,027,549            1,087,123
                                                                                             -------------        -------------
NONCURRENT ASSETS
    Property and equipment, net                                                                    123,092              125,014
    Deferred income taxes                                                                          164,754              124,192
    Goodwill, less accumulated amortization of $85,269 and $80,166 at
     September 30, 1998 and December 31, 1997, respectively                                        111,065              116,637
    Equity in net assets of and advances to unconsolidated companies                                30,741               26,393
    Other assets                                                                                    38,012               48,660
                                                                                             -------------        -------------
          Total Noncurrent Assets                                                                  467,664              440,896
                                                                                             -------------        -------------
          Total Assets                                                                       $   1,495,213        $   1,528,019
                                                                                             =============        =============
CURRENT LIABILITIES
    Loans payable                                                                            $      37,822        $      10,765
    Accounts payable                                                                               834,592              811,162
    Installment notes payable                                                                          451                3,231
    Accrued expenses and other liabilities                                                         238,022              273,011
    Accrued payroll and bonuses                                                                     61,601               65,458
    Income taxes payable                                                                             2,948               29,665
                                                                                             -------------        -------------
          Total Current Liabilities                                                              1,175,436            1,193,292
                                                                                             -------------        -------------
NONCURRENT LIABILITIES
    Loans payable                                                                                   70,469              330,552
    Installment notes payable                                                                          400                6,503
    Deferred compensation                                                                           32,542               31,077
    Other liabilities                                                                              109,299              112,851
                                                                                             -------------        -------------
          Total Noncurrent Liabilities                                                             212,710              480,983
                                                                                             -------------        -------------
Commitments and Contingencies
Minority Interest                                                                                    5,757                6,987
                                                                                             -------------        -------------
MANDATORILY REDEEMABLE EQUITY SECURITIES
    Common stock, par value $.01 per share; authorized - 250,000,000 shares;
     issued and outstanding - 0 shares and 50,658,180 shares at September 30, 1998
     and December 31, 1997, respectively                                                                --              508,471
                                                                                             -------------        -------------
STOCKHOLDERS' EQUITY/(DEFICIT)
    Preferred stock:
       Money Market Preferred Stock - Cumulative variable dividend;  liquidating value of $115.00 per share; one-tenth of one vote per share; authorized
        50,000 shares; 87 shares issued and outstanding                                                 --                   --
       Cumulative Participating Junior Preferred Stock - $ dividend; liquidating value of $1.00 per share; 100 votes per share; authorized 2,500,000 shares; no shares issued and outstanding
    Common stock, par value $.01 per share; authorized - 250,000,000 shares;
     issued and outstanding - 66,215,842 and 11,086,950  shares at September 30,
     1998 and December 31, 1997, respectively
     (excluding 4,393,848 and 1,115,160 common shares in treasury)                                     706                  111
    Capital surplus                                                                                940,954               23,613
    Accumulated deficit                                                                           (785,552)            (522,866)
    Cumulative translation adjustment                                                              (13,650)             (16,577)
    Pension liability adjustment                                                                      (706)                (706)
    Common stock in treasury, at cost                                                              (40,442)              (8,550)
    Unearned compensation - restricted stock                                                            --             (136,739)
                                                                                             -------------        -------------
          Total Stockholders' Equity/(Deficit)                                                     101,310             (661,714)
                                                                                             -------------        -------------
          Total Liabilities, Mandatorily Redeemable Equity Securities and

            Stockholders' Equity/(Deficit)                                                   $   1,495,213        $   1,528,019
                                                                                             =============        =============


The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ------------------------------    -------------------------------
                                                               1998             1997               1998              1997
                                                               ----             ----               ----              ----
Revenues                                                  $    375,419      $    333,387      $  1,095,720      $    977,067

Compensation expense, including employee benefits              227,184           206,676           659,449           600,767
General and administrative expenses                            106,057           131,013           324,783           331,353
Other operating charges                                             --                --           234,449                --
                                                          ------------      ------------      ------------      ------------
Operating expenses                                             333,241           337,689         1,218,681           932,120
                                                          ------------      ------------      ------------      ------------

Income (loss) from operations                                   42,178            (4,302)         (122,961)           44,947
Interest expense, net                                           (2,843)          (10,950)          (13,015)          (28,580)
Other income                                                        --                --             2,200                --
                                                          ------------      ------------      ------------      ------------
Income (loss) before income taxes                               39,335           (15,252)         (133,776)           16,367
Income tax expense (benefit)                                    15,914            (7,796)          (22,291)            7,855
                                                          ------------      ------------      ------------      ------------
                                                                23,421            (7,456)         (111,485)            8,512
Equity in net income of unconsolidated companies                 1,567             1,621             3,194             4,091
Minority interest in net (income) loss of
  consolidated subsidiaries                                       (682)              135              (604)             (698)
                                                          ------------      ------------      ------------      ------------

Income (loss) before extraordinary charge                       24,306            (5,700)         (108,895)           11,905

Extraordinary charge for early retirement of debt,
  net of tax benefit of $2,834                                      --                --            (4,433)               --
                                                          ------------      ------------      ------------      ------------

Net income (loss)                                         $     24,306      ($     5,700)     ($   113,328)     $     11,905
                                                          ============      ============      ============      ============

Earnings (loss) per share:
 Basic:
  Income (loss) before extraordinary charge               $       0.36      ($      0.12)     ($      1.84)     $       0.25
                                                          ============      ============      ============      ============
  Extraordinary charge                                    $         --      $         --      ($      0.08)     $         --
                                                          ============      ============      ============      ============
  Net income (loss)                                       $       0.36      ($      0.12)     ($      1.92)     $       0.25
                                                          ============      ============      ============      ============
 Diluted:
  Income (loss) before extraordinary charge               $       0.29      ($      0.12)     ($      1.84)     $       0.20
                                                          ============      ============      ============      ============
  Extraordinary charge                                    $         --      $         --      ($      0.08)     $         --
                                                          ============      ============      ============      ============
  Net income (loss)                                       $       0.29      ($      0.12)     ($      1.92)     $       0.20
                                                          ============      ============      ============      ============


Weighted average shares used to compute:
  Basic                                                     66,608,726        46,566,357        58,939,274        47,109,739
                                                          ============      ============      ============      ============
  Diluted                                                   82,764,754        46,566,357        58,939,274        60,313,689
                                                          ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             1998             1997
                                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income                                                                         ($113,328)       $  11,905
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
    Depreciation and amortization                                                            43,061           41,474
    Other operating charges                                                                 234,449               --
    Extraordinary charge, net                                                                 4,433               --
    Deferred income tax benefit                                                             (34,589)              --
    Equity in net income of unconsolidated companies                                         (3,194)          (4,091)
    Dividends from unconsolidated companies                                                   1,427            2,220
    Minority interest in net income of consolidated subsidiaries                                604              698
Change in assets and liabilities, excluding effects from acquisitions, dispositions, recapitalization and foreign exchange:
    Accounts receivable, net                                                                 15,450          135,539
    Costs billable to clients, net                                                          (27,933)         (31,447)
    Other receivables                                                                        (3,247)          (2,167)
    Prepaid expenses and other assets                                                       (12,218)          (7,651)
    Accounts payable                                                                         (7,934)         (50,958)
    Accrued expenses and other liabilities                                                  (49,244)         (30,284)
    Accrued payroll and bonuses                                                              (5,901)         (12,900)
    Income taxes payable                                                                    (23,996)          (8,887)
    Deferred compensation                                                                     3,209            4,295
    Other                                                                                     1,024            6,750
                                                                                          ---------        ---------
Net cash provided by operating activities                                                    22,073           54,496
                                                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                     (34,784)         (38,930)
    Acquisitions, net of cash acquired                                                         (499)          (5,337)
    Investment in net assets of and advances to unconsolidated companies                     (4,316)          (3,297)
    Proceeds from notes receivable                                                              339              647
                                                                                          ---------        ---------
Net cash used in investing activities                                                       (39,260)         (46,917)
                                                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable, long-term                                                  224,795          236,361
    Repayment of loans payable, long-term                                                  (484,816)         (53,679)
    Proceeds from loans payable, short-term, net                                             65,468           14,855
    Proceeds from issuance of common stock in initial public offering, net                  158,637               --
    Deferred financing costs                                                                   (667)              --
    Recapitalization payments                                                                    --         (247,259)
    Payments of non-recapitalization deferred compensation                                   (3,985)            (508)
    Common stock repurchased                                                                (31,892)          (1,500)
    Common stock issued and other                                                             7,431               99
    Payment of installment notes, net                                                        (8,883)              --
    Dividends paid to minority shareholders                                                  (1,532)          (1,418)
                                                                                          ---------        ---------
Net cash used in financing activities                                                       (75,444)         (53,049)
                                                                                          ---------        ---------
Effect of exchange rate changes on cash and cash equivalents                                  3,549           (7,002)
                                                                                          ---------        ---------
Net decrease in cash and cash equivalents                                                   (89,082)         (52,472)
Cash and cash equivalents, beginning of period                                              160,263          110,180
                                                                                          ---------        ---------
Cash and cash equivalents, end of period                                                  $  71,181        $  57,708
                                                                                          =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                         $  24,660        $  28,563
                                                                                          =========        =========
    Income taxes paid                                                                     $  30,760        $  15,624
                                                                                          =========        =========


The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
                                 (IN THOUSANDS)


                                                  VOTING                                         COMMON
                                                  COMMON         CAPITAL        ACCUMULATED     STOCK IN        RESTRICTED
                                                  STOCK          SURPLUS          DEFICIT       TREASURY          STOCK
                                                  ------         -------        -----------     --------        ----------
BALANCE AT JANUARY 1, 1997                      $     111       $ 106,825       ($498,928)      $      --       ($ 85,000)
Net loss                                               --              --         (23,938)             --              --
Common stock issued                                    --           1,501              --              --              --
Common stock repurchased                               --              --              --          (8,550)             --
Unearned compensation -
 restricted stock                                      --          51,739              --              --         (51,739)
Common stock options
 exercised/repurchased                                 44           8,711              --              --              --
Accretion of mandatorily redeemable
 equity securities                                    (44)       (145,163)             --              --              --
                                                ---------       ---------       ---------       ---------       ---------

BALANCE AT DECEMBER 31, 1997                    $     111       $  23,613       ($522,866)      ($  8,550)      ($136,739)
Net loss                                               --              --        (113,328)             --              --
Issuance of restricted stock                           --          94,039              --              --         136,739
Common stock issued and other                          19           7,412              --              --              --
Common stock repurchased                               --              --              --         (31,892)             --
Issuance of common stock in initial
 public offering, net of expenses                      69         158,568              --              --              --
Accretion of mandatorily redeemable
 equity securities                                     (3)       (137,942)       (149,358)             --              --
Conversion of mandatorily redeemable
 equity securities                                    510         795,264              --              --              --
                                                ---------       ---------       ---------       ---------       ---------

BALANCE AT SEPTEMBER 30, 1998                   $     706       $ 940,954       ($785,552)      ($ 40,442)      $      --
                                                =========       =========       =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Young & Rubicam Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statements. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

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

                                                         Three months ended                        Nine months ended
                                                           September 30,                             September 30,
                                                           -------------                             -------------
                                                         1998                1997                1998                1997
                                                         ----                ----                ----                ----
        Basic - weighted average shares               66,608,726          46,566,357          58,939,274          47,109,739

        Effect of dilutive securities                 16,156,028                  --                  --          13,203,950
                                                      ----------          ----------          ----------          ----------

        Diluted - weighted average shares             82,764,754          46,566,357          58,939,274          60,313,689
                                                      ==========          ==========          ==========          ==========


As of September 30, 1998, there were approximately 30.9 million common stock options outstanding that could potentially dilute basic earnings (loss) per share in the future that were excluded from the computation of diluted loss per share for the nine months ended September 30, 1998 because the effect would be antidilutive.

4.   Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

5.   Comprehensive Income (loss)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of information on comprehensive income (loss) and its components in the financial statements. For the Company, comprehensive income
(loss) includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. Total comprehensive income (loss) and its components for interim periods ended September 30, 1998 and 1997 were as follows (in thousands):

                                                                      Three months ended          Nine months ended
                                                                         September 30,              September 30,
                                                                         -------------              -------------
                                                                     1998            1997            1998           1997
                                                                     ----            ----            ----           ----

                  Net income (loss)                               $  24,306       $  (5,700)      $(113,328)      $  11,905
                  Foreign currency translation adjustment,
                    net of tax                                        5,036          (2,394)          2,927         (11,047)

                  Pension liability adjustment, net of tax               --              --              --              --
                                                                  ---------       ---------       ---------       ---------

                  Total comprehensive income (loss)               $  29,342       $  (8,094)      $(110,401)      $     858
                                                                  =========       =========       =========       =========


6.   Common Stock Dividend

On April 6, 1998, the Board of Directors declared a stock dividend of 14 shares of common stock payable for each share of common stock outstanding, which dividend became effective and was paid on May 11, 1998, the effective date of the Registration Statement filed on Form S-1 for the Company's initial public offering of common stock (the "Offering"). The Company's historical financial statements have been presented to give retroactive effect to such common stock dividend. In addition, the number of shares of common stock the Company is authorized to issue was increased from 10,000,000 to 250,000,000 and the number of authorized preferred shares was increased from 50,000 to 10,000,000. Of the authorized preferred shares, 50,000 shares have been designated as Money Market Preferred Stock and 2,500,000 shares have been designated as Cumulative Participating Junior Preferred Stock.

7.   Public Offering

On May 15, 1998, the Company closed the Offering. An aggregate of 19,090,000 shares (including 2,490,000 shares subject to the underwriters' overallotment option) of the Company's common stock was offered to the public, of which 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company did not receive any of the net proceeds from the sale of common stock by the selling stockholders. The Company used the net proceeds from the Offering together with $155 million of borrowings under a new credit facility (see Note 8) to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

Upon the consummation of the Offering, 9,231,105 shares of common stock ("Restricted Stock") held in a restricted stock trust vested and resulted in non-recurring, non-cash, pre-tax compensation charges of $234.4 million which have been reflected as "other operating charges" in the Company's consolidated statement of operations for the nine months ended September 30, 1998. The Company redeemed the remaining 1,855,845 shares of Restricted Stock held in the restricted stock trust upon the consummation of the Offering.

8.   New Debt Facility

On May 15, 1998, the Company entered into a $400 million, five-year unsecured multicurrency revolving credit facility (the "New Facility") which replaced its then existing $700 million senior secured credit facility. The New Facility contains certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement. The Company is required to pay a facility fee tied to the leverage ratio ranging from 0.125% to 0.2% per annum. Under the terms of the New Facility, interest charged on loans ranges from base rate to Eurodollar and Eurocurrency rate plus applicable margins tied to the leverage ratio ranging from 0.275% to 0.3%. On May 15, 1998, the Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all outstanding borrowings under its then existing $700 million senior secured credit facility. Approximately $7.3 million of unamortized deferred financing costs related to the replaced credit facility were charged to expense and have been reflected as an extraordinary charge, net of an applicable tax benefit of approximately $2.8 million, in the Company's consolidated statement of operations for the nine months ended September 30, 1998.

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

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Revenues for the third quarter of 1998 increased by $42.0 million, or 12.6%, to $375.4 million compared to the third quarter of 1997. The increase was primarily due to new business (including business from new clients and higher revenue from existing clients). U.S. revenues increased by 17.1% to $195.8 million for the third quarter of 1998 compared to the third quarter of 1997. International revenues increased by 8.1% to $179.6 million for the third quarter of 1998 compared to the third quarter of 1997. Excluding the effect of the strengthening (on average) of the U.S. dollar against foreign currencies, total revenues for the third quarter of 1998 increased by 14.0% and international revenues increased by 10.9% compared to the third quarter of 1997.

Compensation expense increased by $20.5 million, or 9.9%, to $227.2 million for the third quarter of 1998 compared to the third quarter of 1997. This increase was primarily attributable to additional staffing to support business growth and to salary increases. Excluding the effect of foreign currency fluctuations, compensation expense increased by 11.3% compared to the third quarter of 1997.

General and administrative expenses decreased by $25.0 million, or 19.0%, to $106.1 million for the third quarter of 1998 compared to the third quarter of 1997. This decrease was primarily due to the inclusion in 1997 of a $25.5 million write-off of accounts receivable, costs billable to clients and other capitalized costs with respect to the operations of Burson-Marsteller in Europe and Asia in the third quarter of 1997. The write-offs in Europe were primarily related to Burson-Marsteller's implementation of a new management information system in 1997 which resulted in delayed and inaccurate billing of certain clients and necessitated the creation of additional reserves against accounts receivable and costs billable to clients. The write-offs in Asia were attributable to the Company's evaluation of Burson-Marsteller's recent operating performance in Asia and the determination that Burson-Marsteller was unlikely to collect certain accounts receivable and costs billable to clients. Excluding the effect of foreign currency fluctuations and the Burson-Marsteller write-off, general and administrative expenses increased by 1.9% compared to the third quarter of 1997.

Income from operations was $42.2 million for the third quarter of 1998 compared to a loss from operations of $4.3 million for the third quarter of 1997, an increase of $46.5 million, primarily due to the 1997 Burson-Marsteller write-off described above. Excluding the 1997 Burson-Marsteller write-off, income from operations increased by $21.0 million, or 98.8%, compared to the third quarter of 1997.

Net interest expense decreased by $8.1 million to $2.8 million for the third quarter of 1998 compared to the third quarter of 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during the third quarter of 1998 compared to the third quarter of 1997.

Income tax expense was $15.9 million for the third quarter of 1998 compared to an income tax benefit of $7.8 million for the third quarter of 1997. The effective income tax rates were 40.4% and a benefit of 51.1%, respectively, for the third quarter of 1998 and 1997. Such decrease in the effective tax rate resulted primarily from lower foreign taxes on the Company's foreign operations as well as a reduction in the effective rate at which state and local taxes were provided on domestic income.

Net income for the third quarter of 1998 was $24.3 million compared to a net loss of $5.7 million for the third quarter of 1997. Excluding the after-tax effect of the Burson-Marsteller write-off, net income increased by $16.7 million compared to the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 increased by $118.7 million, or 12.1%, to $1,095.7 million compared to the nine months ended September 30, 1997. The increase was primarily due to new business (including business from new clients and higher revenue from existing clients). United States revenues increased by 19.3% to $568.2 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. International revenues increased by 5.3% to $527.5 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Excluding the effect of the strengthening (on average) of the U.S. dollar against foreign currencies, total revenues for the nine months ended September 30, 1998 increased by 15.1% and international revenues increased by 11.0% compared to the nine months ended September 30, 1997.

Compensation expense increased by $58.7 million, or 9.8%, to $659.4 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was primarily attributable to additional staffing to support business growth and to salary increases. Excluding the effect of foreign currency fluctuations, compensation expense increased by 12.7% compared to the nine months ended September 30, 1997.

General and administrative expenses decreased by $6.6 million, or 2.0%, to $324.8 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This decrease was primarily due to the inclusion in 1997 of a $25.5 million write-off of accounts receivable, costs billable to clients and other capitalized costs with respect to the operations of Burson-Marsteller in Europe and Asia offset in 1998 by additional operating expenses to support new business growth. The Burson-Marsteller write-offs in Europe were primarily related to its implementation of a new management information system in 1997 which resulted in delayed and inaccurate billing of certain clients and necessitated the creation of additional reserves against accounts receivable and costs billable to clients. The write-offs in Asia were attributable to the Company's evaluation of Burson-Marsteller's recent operating performance in Asia and the determination that Burson-Marsteller was unlikely to collect certain accounts receivable and costs billable to clients. Excluding the effect of foreign currency fluctuations and the Burson-Marsteller write-off, general and administrative expenses increased by 9.7% compared to the nine months ended September 30, 1997.

Effective upon the consummation of the Offering, the Company recognized other operating charges of $234.4 million. These other operating charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of Restricted Stock allocated to employees. As a result of these charges, the Company expects to incur a net loss for the year ending December 31, 1998.

Loss from operations was $123.0 million for the nine months ended September 30, 1998 compared to income from operations of $44.9 million for the nine months ended September 30, 1997, a decrease of $167.9 million, primarily due to the other operating charges described above partially offset by the effect of the 1997 Burson-Marsteller write-off. Excluding the other operating charges and the Burson-Marsteller write-off, income from operations increased by $41.0 million, or 58.2%, compared to the nine months ended September 30, 1997.

Net interest expense decreased by $15.6 million to $13.0 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

The Company recognized an income tax benefit of $22.3 million for the nine months ended September 30, 1998 compared to income tax expense of $7.9 million for the nine months ended September 30, 1997. Included in 1998 is an income tax benefit of $64.6 million attributable to the other operating charges of $234.4 million described above and reflects the anticipated federal, state and foreign tax effect of such other operating charges after consideration of valuation allowance amounts for certain non-U.S. deductions. The effective income tax rate was a benefit of 16.7% for the nine months ended September 30, 1998. Excluding the benefit derived from the other operating charges, the effective tax rate was 42.0% for the nine months ended September 30, 1998, a decrease from the 48.0% effective tax rate for the nine months ended September 30, 1997. Such decrease resulted primarily from lower foreign taxes on the Company's foreign operations as well as a reduction in the effective rate at which state and local taxes were provided on domestic income.

The Company incurred an extraordinary charge of $4.4 million in the nine months ended September 30, 1998, which is net of a tax benefit of approximately $2.8 million, due to the write-off of unamortized deferred financing costs related to the replaced credit facility.

Net loss for the nine months ended September 30, 1998 was $113.3 million compared to net income of $11.9 million for the nine months ended September 30, 1997. Excluding the after-tax effect of the other operating charges, the Burson-Marsteller write-off and the extraordinary charge, net income increased by $35.8 million compared to the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its working capital, capital expenditures, acquisitions and equity repurchases from cash generated from operations and third-party borrowings. Quarterly and annual operating cash flows are significantly impacted by the seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund such expenditures. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due the media. Cash and cash equivalents were $71.2 million at September 30, 1998 compared to $160.3 million at December 31, 1997. Cash was used during the nine months ended September 30, 1998 primarily to repay long-term debt, including the prepayment of approximately $19.0 million of certain non-negotiable subordinated payment obligations to former employee stockholders, and for capital expenditures and common stock repurchases.

On May 15, 1998, the Company consummated the Offering. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company used the net proceeds from the Offering together with $155 million of borrowings under the New Facility to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

Capital expenditures were $34.8 million for the nine months ended September 30, 1998. The Company estimates that its capital expenditures in 1998 will be approximately $70 million for information technology and certain leasehold improvements.

On August 4, 1998, the Company announced that the Board of Directors ("the Board") had approved a plan to repurchase up to 2,000,000 shares of common stock over the next two years. Through September 30, 1998, the Company repurchased 712,800 shares of common stock for an aggregate of $21.9 million. On October 13, 1998, the Company announced that the Board had approved a new repurchase program of up to an additional 6,000,000 of the Company's outstanding common shares over the next two years. The shares may be repurchased by the Company from time to time in the open market or in private transactions, possibly including transactions with employees.

The Company's net deferred tax assets at September 30, 1998 were $191.2 million consisting primarily of federal, state and foreign net operating loss carryforwards. Consequently, the Company expects a reduction in the amount of cash taxes paid on a worldwide basis in future years. The consummation of the offering gave rise to a non-recurring, non-cash, pre-tax compensation charge of $234.4 million, which resulted in additional tax benefits to the company of $64.6 million.

The Company expects to declare and pay a regular quarterly cash dividend beginning in the first half of 1999. However, any determination to pay dividends will be at the discretion of the Board and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions pursuant to the New Facility. The New Facility contains certain financial and operating restrictions and covenant requirements, and permits the payment of cash dividends except in the event of a continuing default under the credit agreement.

The Company believes that cash provided by operations and funds available under the New Facility will be sufficient to meet its anticipated cash requirements as presently contemplated.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

YEAR 2000 COMPLIANCE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century (referred to as the "Year 2000" issue). The Company has completed an assessment of its computer systems and is in the process of modifying or replacing all affected systems for compliance with the Year 2000 issue. While the Company believes it has made substantial progress in resolving any Year 2000 issues, the modifications and testing necessary to fully validate readiness are still being conducted. The Company is also monitoring the adequacy of the processes and progress of third-party vendors of systems and applications that may be affected by the Year 2000 issue. The Company is dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on its own computer systems. The Company is in the process of obtaining assurances from such vendors that their systems are or are becoming Year 2000 compliant.

While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, it is possible that the Company's efforts, or those of third parties with whom the Company interacts, will not be satisfactorily completed in a timely fashion. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company's prospects, business, financial condition and results of operations.

The costs of the Company's Year 2000 project have not yet been determined but are not expected to be material. However, there can be no assurance that the Company will not experience cost overruns or delays in connection with its plan for replacing or modifying systems, which could have a material adverse effect on the Company's prospects, business, financial condition and results of operations.

The Company has not yet determined the extent of contingency planning that may be required.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See Exhibit Index

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Young & Rubicam Inc.
                                               --------------------
                                                   (Registrant)

Date November 6, 1998                              /s/ Michael J. Dolan
     ----------------                              --------------------

                                                   Name: Michael J. Dolan
                                                   Title: Vice Chairman and
                                                        Chief Financial Officer