Form 10-K
period 1998-12-31
YOUNG & RUBICAM INC
filed 1999-03-31
CIK 1030048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------

                                   FORM 10-K

                             --------------------
             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 1998   Commission File Number: 001-14093

                             YOUNG & RUBICAM INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 13-1493710
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     285 Madison Avenue, New York, NY                        10017
  (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (212) 210-3000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
       Title of each class                              on which registered
------------------------------                         ------------------------
Common Stock, $.01 Par Value                           New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 26, 1999, there were 66,521,003 shares of Common Stock outstanding; the aggregate market value of the voting and non-voting common equity held by nonaffiliates at March 26, 1999 was approximately $1,172,564,432 (based upon the closing price of such stock as quoted on the New York Stock Exchange on such date).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of March 26, 1999
Common Stock, $.01 Par Value                          66,521,003

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of stockholders scheduled to be held on May 14, 1999 are incorporated by reference into Part III of this Form 10-K.

                             YOUNG & RUBICAM INC.

                           -------------------------
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

PART I                                                                               Page
                                                                                     ----

Item 1.    Business ................................................................    1
Item 2.    Properties ..............................................................    7
Item 3.    Legal Proceedings .......................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders .....................    7

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...    8
Item 6.    Selected Financial Data .................................................    9
           Management's Discussion and Analysis of Financial Condition and
Item 7.    Results of Operations ...................................................   10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..............   16
Item 8.    Financial Statements and Supplementary Data .............................   16
           Changes in and Disagreements with Accountants on Accounting and
Item 9.    Financial Disclosure ....................................................   16

PART III

Item 10.   Directors and Executive Officers of the Registrant ......................   17
Item 11.   Executive Compensation ..................................................   17
Item 12.   Security Ownership of Certain Beneficial Owners and Management ..........   17
Item 13.   Certain Relationships and Related Transactions ..........................   17

     The  information  called  for by Items 10,  11,  12 and 13 is  incorporated herein by  reference  to the  information  to be  included  under  the  captions
"Election  of  Directors,"   "Executive  Officers,"  "Executive   Compensation,"
"Compensation of Directors" and "Security  Ownership of Principal  Stockholders,
Directors and Executive  Officers" in the Company's  definitive  proxy statement relating  to its 1999  Annual  Meeting of  Stockholders  which is expected to be filed by April 9, 1999.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......... 18



CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document may contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to the performance of Young & Rubicam Inc. ("Y&R" or the "Company"). It is important to note that the Company's actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including revenues pursuant to incentive compensation arrangements entered into by the Company with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) the level of economic activity in the principal markets in which the Company conducts business and other trends affecting the Company's financial condition or results of operations, (iv) the impact of competition in the marketing and communications industry, (v) the Company's liquidity and financing plans and (vi) risks associated with the Company's efforts to comply with Year 2000 requirements. All forward-looking statements in this document are based on information available to the Company on the date hereof.

ITEM 1. BUSINESS

     Young & Rubicam Inc. ("Y&R" or the "Company") is the fifth largest consolidated marketing and communications organization in the world. Since our founding 75 years ago, we have evolved from a single New York-based advertising agency to a diversified global marketing and communications company operating in 121 cities in 76 countries worldwide as of December 31, 1998. We are a single agency network, allowing us to centrally manage and utilize our resources. Through multi-disciplinary, client-focused teams, we provide clients with global access to fully integrated marketing and communications solutions. We operate through recognized market leaders including:

o Young & Rubicam Advertising (full-service advertising);
o The Bravo Group/Kang & Lee (multi-cultural  marketing and  communications);
o Wunderman Cato Johnson (direct  marketing and sales promotion);
o Brand Dialogue (digital  interactive branding and digital  commerce);
o The Media Edge (media  planning,  buying and placement  services);
o  Burson-Marsteller  (perception  management  and public relations);
o Cohn & Wolfe (full-service public relations);
o Landor Associates (branding   consultation  and  design  services);   and
o  Sudler  &  Hennessey (healthcare communications).

     In late 1992, we created the Key Corporate Account, or KCA, program, to enhance the coordination of services sought by clients from both a global coverage as well as an integrated solutions perspective. KCAs are large global client accounts that, as a group, contribute the greatest share of our revenues and profits, and are served on a multinational basis by two or more of our businesses. Revenues from the KCAs, as a group, accounted for approximately 48.6% of our consolidated revenues in 1998. As part of our client focus, members of our senior management team retain on-going responsibilities for individual KCAs in addition to their managerial roles.

INDUSTRY OVERVIEW

     The  marketing  and  communications  industry  encompasses  a wide range of services used to develop and deliver messages to both broad and targeted audiences through multiple communication channels. The industry includes traditional advertising services as well as other marketing and communications services such as direct marketing and sales promotion, public relations, branding consultation and design services, new media marketing and other specialized services.

     Traditional advertising services include the development and planning of marketing and branding campaigns; the creative design and production of advertisements; the planning and buying of time and/or space in a variety of media, including broadcast and cable television, radio, newspapers, general interest/specialty magazines, billboards and the Internet; and the provision of consumer, product and other market research to clients on an ongoing basis.

     Direct marketing and sales promotion incorporate a broad range of services, including direct mail and direct response television advertising (using toll-free 800 numbers), inbound and outbound telemarketing, database marketing and online marketing. Sales promotion includes the planning, design and implementation of merchandising and sales promotions as well as design and implementation of targeted interactive campaigns.

     Perception management and public relations address clients' external corporate or brand positioning, public image and relations with key external constituencies. Functions provided by public relations firms include corporate communications, public affairs, lobbying, crisis management, issue advertising and internal, consumer grassroots communications.

     Branding consultation and design services encompass a range of services to create, build and revitalize clients' brands. Among these services are corporate identity, package design, retail design and branded environments, verbal branding and nomenclature systems, corporate literature and interactive branding.

     New media marketing services include interactive marketing campaigns and strategic consulting services, the design of Internet websites, banners and home pages, the development of corporate intranets and digital commerce applications.

OPERATIONS

     The following section contains a brief description of the Company's main service offerings.

     YOUNG & RUBICAM ADVERTISING. Young & Rubicam Advertising is one of the world's leading full-service consumer advertising agencies, offering expertise in creative development, consumer research and marketing, and media buying and planning. In 1997, Young & Rubicam Advertising was ranked by industry sources as the seventh largest advertising agency based in the United States.

     Young & Rubicam Advertising operates in 86 cities in 61 countries worldwide, in the Americas, Europe and Africa. Young & Rubicam Advertising services clients through the Dentsu, Young & Rubicam Partnerships across the Asia/Pacific region.

     DENTSU,  YOUNG  &  RUBICAM  PARTNERSHIPS.   The  Dentsu,  Young  &  Rubicam
Partnerships ("DY&R") are a network of full-service advertising agencies that provide Young & Rubicam Advertising with access to major markets across the Asia/Pacific region. DY&R was created as a joint venture between Y&R and Dentsu, Inc. ("Dentsu") in 1991. In 1997, Dentsu ranked as the fourth largest marketing and communications organization in the world and the largest marketing and communications organization based in the Asia/Pacific region. DY&R is a series of local ventures in which Y&R typically has a 50% interest, and is jointly managed and operated by Y&R and Dentsu. To maximize local brand equity and minimize conflicts, DY&R operates under different brand names and management in each of its three regions -- Asia, Australia/New Zealand and the United States.

     THE BRAVO GROUP/KANG & LEE. The Bravo Group ("Bravo") creates multi-cultural marketing and communications programs targeted to the fast-growing U.S. Hispanic community. Bravo's multi-disciplinary services include advertising, promotion and event marketing, public relations, research and direct marketing. The Company expanded its multi-cultural marketing and communications capabilities in October 1998 with its acquisition of Kang & Lee, an agency that creates Asian-language integrated marketing programs which are designed to establish strong product positions in the Asian-American consumer segments.

     WUNDERMAN CATO JOHNSON. Wunderman Cato Johnson ("WCJ") is a leading behavior-driven marketing and communications company. Behavior-driven marketing and communications are designed to assist clients in producing immediate sales and building brand and customer equity. WCJ addresses its clients' marketing objectives through direct marketing, sales promotion, television commercials and infomercials, customer loyalty programs, relationship marketing programs, database development and management, merchandising, entertainment and sports marketing, lead generation and new product launches.

     WCJ was created by the 1992 merger of Wunderman Worldwide, a direct marketing company acquired by Y&R in 1973, and Cato Johnson Associates, a sales promotion company acquired by Y&R in 1976. Headquartered in New York, WCJ operates in 47 cities in 31 countries worldwide. WCJ also has major database facilities in Europe and Latin America.

     BRAND DIALOGUE. Brand Dialogue specializes in digital interactive branding and digital commerce. Brand Dialogue's primary offerings consist of web advertising, including the design, creation and production of websites, banners, home pages and comprehensive interactive campaigns; digital commerce applications; the development of corporate intranets to improve communications and productivity within and among a defined set of users; and interactive marketing consulting services.

     THE MEDIA EDGE. The Media Edge provides integrated media planning, buying and placement services for both Young & Rubicam Advertising and WCJ. In addition, The Media Edge provides planning and buying of both traditional and direct response media, and offers a range of media-related services to clients other than those of Young & Rubicam Advertising and WCJ, as well as to smaller independent advertising and communications agencies.

     BURSON-MARSTELLER. Burson-Marsteller is a leading international perception management, public relations and public affairs company. It provides a comprehensive range of perception management capabilities to its clients, including issues analysis, crisis management, consumer and business marketing and research, corporate communications, investor relations and public affairs advocacy. The perception management process begins with a statement of the desired business results and then identifies current and targeted perceptions, as well as different approaches to create the desired mindset with key audiences.

     Burson-Marsteller was founded in 1953 and was acquired by Y&R in 1979. Burson-Marsteller is headquartered in New York and operates in 49 cities in 33 countries around the world.

     COHN & WOLFE. Cohn & Wolfe is a full-service public relations firm that provides creative, results-driven services to its clients. Cohn & Wolfe helps its clients establish and communicate corporate and brand identity, launch new products and expand sales. Areas of expertise include consumer marketing, sports publicity and issues management, as well as healthcare, information technology and business-to-business communications.

     Cohn & Wolfe was founded in 1970 and was acquired by Burson-Marsteller in 1984. Cohn & Wolfe operates in 12 cities in North America, Europe and Australia.

     LANDOR ASSOCIATES. Landor Associates ("Landor") is a leading branding consultancy and strategic design firm. Landor creates, builds and revitalizes clients' brands and helps position these brands for continued success. Landor's branding and identity consultants, designers and researchers work with clients on a full range of branding and identity projects, including corporate identity, packaging and brand identity systems, retail design and branded environments, interactive branding and design, verbal branding and nomenclature systems, corporate literature, brand extensions and new brand development.

     Landor was founded in 1941 and was acquired by Y&R in 1989. Landor is headquartered in San Francisco and operates in 15 cities in 11 countries worldwide, including multidisciplinary consulting and design studios in New York, Seattle, Mexico City, Hamburg, London, Paris, Hong Kong and Tokyo.

     SUDLER & HENNESSEY. Sudler & Hennessey ("S&H") is a leading healthcare communications firm, which develops strategic promotional and educational programs for a wide spectrum of healthcare brands. S&H creates advertising, direct marketing and sales promotion programs for prescription drugs and over-the-counter medications. In addition, S&H provides strategic consultancy and communications support in the areas of managed care, medical devices and equipment, nutrition, veterinary medicine and general healthcare. Communications programs produced by S&H on behalf of its largely pharmaceutical industry client base are directed to a wide range of healthcare professionals as well as patients and their support networks.

     S&H was founded in 1941 and was acquired by Y&R in 1973. S&H is headquartered in New York and operates in 15 cities in 10 countries in North America, Europe and Asia/Pacific.

CLIENTS

     We represent clients in various industries, including automotive, consumer packaged goods, financial services, food and beverages, government services and telecommunications. Among our approximately 5,500 client accounts are a number of large multinational organizations, including AT&T, Citibank, Colgate-Palmolive, Ford Motor Company and Philip Morris. Our top 20 clients accounted for approximately 45.7% of consolidated revenues in 1998; our three largest clients accounted for approximately 20.2% of consolidated revenues in 1998 and our largest client, Ford Motor Company, accounted for approximately 10.5% of consolidated revenues in 1998.

OTHER INFORMATION

     For information concerning revenues and assets on a geographical basis for each of the last three years, reference is made to Note 12 -- "Worldwide Operations" of Notes to the Consolidated Financial Statements beginning on page F-1.

DEVELOPMENTS IN 1998

     The Company completed an initial public offering of Common Stock on May 15, 1998. Of the aggregate of 19,090,000 shares sold to the public, 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. For additional information, see Note 4 -- "Initial Public Offering" of Notes to the Consolidated Financial Statements beginning on page F-1.

     In addition, a secondary public offering of Common Stock was completed on November 30, 1998, pursuant to which certain selling stockholders sold an aggregate of 11,500,000 shares to the public.

     The Company did not receive any proceeds from the sale of shares of Common Stock by selling stockholders in either of such offerings.

COMPETITION

     The marketing and communications industry is highly competitive, and we expect it to remain so. Our principal competitors in the advertising, direct marketing and perception management and public relations businesses are large multinational marketing and communications companies, as well as numerous smaller agencies that operate only in the United States or in one or more countries or local markets. We must compete with these other companies and agencies to maintain existing client relationships and to obtain new clients and assignments. Some clients, such as U.S. governmental agencies, require agencies to compete for business at mandatory periodic intervals. We compete principally on the basis of the following factors:

o creative reputation;
o knowledge of media;
o quality and breadth of services;
o geographical  coverage and  diversity;
o relationships with clients; and
o financial controls.

     Recently, traditional advertising agencies also have been competing with major consulting firms which have developed practices in marketing and communications. New competitors also include smaller companies such as systems integrators, database marketing and modeling companies and telemarketers, which offer technological solutions to marketing and communications issues faced by clients. In addition, the trend towards consolidation of global accounts requires companies seeking to compete effectively in the international marketing and communications industry to make significant investments. These investments include additional offices and personnel around the world and new and improved technology for linking these offices and people.

     U.S. clients typically may cancel contracts with agencies upon 90 days' notice, and non-U.S. clients typically also may cancel contracts with agencies on 90 to 180 days' notice. In addition, clients generally remain able to move from one agency to another with relative ease. However, we believe that clients may find it increasingly difficult to terminate relationships with agencies that represent their brands on a global basis because of the complexity of coordinating creative, media and non-media services. As is typical in the marketing and communications industry, we have lost or resigned client accounts and assignments, including Blockbuster Video and International Home Foods, for a variety of reasons, including conflicts with newly acquired clients. Although typically we have replaced these losses with new clients and assignments, we may not be successful in replacing clients that may leave Y&R or in replacing revenues when a client significantly reduces the amount of work given to Y&R. A significant reduction in the marketing and communications spending by, or the loss of, one or more of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would have a material adverse effect on our prospects, business, financial condition and results of operations.

     When we represent a client, we do not always handle all advertising or public relations for that client. Many large multinational companies are served by a number of agencies within the marketing and communications industry. In many cases, clients' policies on conflicts of interest or desires to be served by multiple agencies result in one or more global agency networks representing a client only for a portion of its marketing and communications needs or only in particular geographic areas. In addition, the ability of agencies within marketing and communications organizations to acquire new clients or additional assignments from existing clients may be limited by the conflicts policy followed by many clients. This conflicts policy typically prohibits agencies from performing similar services for competing products or companies. Our principal international competitors are holding companies for more than one global advertising agency network. As a result, in some situations, separate agency networks within these holding companies may be able to perform services for competing products or for products of competing companies. We have one global advertising agency network. Accordingly, our ability to compete for new advertising assignments and, to a lesser extent, other marketing and communications assignments, may be limited by these conflicts policies.

     Industry practices in other areas of the marketing and communications business reflect similar concerns with respect to client relationships.

REGULATION

     The regulation of advertising takes several forms. The primary source of governmental regulation in the United States is the Federal Trade Commission ("FTC") which is charged with administering the Federal Trade Commission Act (the "FTC Act"). The FTC Act covers a wide range of practices involving false, misleading and unfair advertising. In the event of violations of federal laws and regulations, the FTC may seek cease and desist orders, may impose monetary penalties and may require other remedies. The Federal Food and Drug Administration, the Federal Communications Commission and other agencies also have regulatory authority that affects the advertising business. In addition, many state and local governments have adopted statutes and regulations similar in scope to the FTC Act and the regulations thereunder.

     Self-regulatory activities have become significant in the advertising business. The Council of Better Business Bureaus has created the National Advertising Division and the National Advertising Review

Board, which review and process possible violations of proper business conduct through advertising. The national television networks and various other media have also adopted strict and extensive regulations governing the advertising that they will accept for broadcast or publication. Trade associations in certain industries publish advertising guidelines for their members and, in addition, various consumer groups have been and continue to be powerful advocates of increased regulation of advertising.

     Advertising is also subject to regulation in countries other than the United States in which we and our affiliates do business. We have developed internal review procedures to help ensure that our work product, as well as that of our affiliates, is in compliance with standards of accuracy, fair disclosure and ethical proprieties, including those established by federal, state and local laws and regulations and the pre-clearance procedures of the broadcast media.

     In addition, as an international organization we are subject to the Foreign Corrupt Practices Act (the "FCPA"). The FCPA imposes civil and criminal fines and penalties on companies and individuals that violate its anti-bribery and other provisions.

EMPLOYEES

     We are highly dependent upon the skills of our creative, research, media and account personnel and practice group specialists, and their relationships with our clients. Employees generally are not subject to employment contracts and are, therefore, typically able to move within the industry with relative ease. Competition among the Company and its competitors for qualified personnel is substantial, and the Company, like its principal competitors, is vulnerable to the potentially adverse consequences which would arise from the inability to attract or retain such qualified personnel. We have approximately 13,000 employees (including part-time employees) worldwide, including approximately 5,000 employed in the United States. None of our U.S. employees are covered by collective bargaining agreements. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

     We own our headquarters office building at 285 Madison Avenue, New York, New York. We lease other offices and space for our facilities in New York City and elsewhere throughout the world. The following table sets forth certain information relating to our principal properties:

                                                                                         APPROXIMATE
                                                                                           SQUARE
          LOCATION                                       USE                               FOOTAGE      EXPIRATION
          --------                                       ---                               -------      ----------

285 Madison Avenue (owned)     Young & Rubicam Advertising, WCJ, Brand Dialogue and        370,000         N/A
New York, New York             corporate headquarters
230 Park Avenue South          Burson-Marsteller, Bravo, Landor and WCJ                    340,500       1/22/06
New York, New York
Gallus Park                    Young & Rubicam Advertising, WCJ, Burson-Marsteller         154,000       4/26/04
Frankfurt, Germany             and Sudler & Hennessey
825 Seventh Avenue             The Media Edge                                              111,832       1/31/01
New York, New York
200 Renaissance Center         Young & Rubicam Advertising and WCJ                          96,000      11/30/99
Detroit, Michigan
675 Avenue of the Americas     WCJ                                                          92,500       6/30/03
New York, New York
Greater London House           Young & Rubicam Advertising, WCJ and Sudler &                80,000       5/31/13
London, U.K.                   Hennessey
295 Madison Avenue             Young & Rubicam Advertising                                  65,821       1/22/06
New York, New York
49-59 Avenue Andre Morizet     Young & Rubicam Advertising and WCJ                          65,000       3/30/08
Paris, France
100 First Street               Young & Rubicam Advertising, WCJ, Burson-Marsteller          65,000       4/30/03
San Francisco, California      and Bravo
One South Wacker Drive         Young & Rubicam Advertising, WCJ and Landor                  63,000      11/30/99
Chicago, Illinois
1801 K Street N.W.             Burson-Marsteller and Cohn & Wolfe                           60,000      10/31/06
Washington, D.C.
7535 Irvine Center Drive       Young & Rubicam Advertising and WCJ                          53,794      12/14/09
Irvine, California

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, these existing claims, in the aggregate, are not expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "YNR." The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated; the reported last sale price on March 26, 1999 was $38.50. As of March 26, 1999, there were approximately 1,025 holders of record of Common Stock.

                                               HIGH       LOW
                                             --------   ------
           1998
               Second Quarter
               (commencing May 12, 1998)     33 1/16     26 1/2
               Third Quarter                 35 7/8      28 3/8
               Fourth Quarter                33 5/8      19 3/4

     Since December 1996, the Company has not paid any cash or other dividends on its Common Stock (other than a stock dividend paid in connection with the Company's initial public offering in May 1998). The credit agreement governing the Company's credit facility contains certain financial and operating restrictions and covenant requirements and permits the payment of dividends except in the event of a continuing default under the credit agreement. The Company expects to declare and pay a cash dividend by the end of the first half of 1999. The decision whether to apply legally available funds to the payment of dividends on Common Stock will be made at the discretion of the Board of Directors and will depend upon, among other factors, results of operations, financial condition, capital requirements and the contractual restrictions of the credit facility.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information for each of the five years in the period ended December 31, 1998 set forth below has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the "Consolidated Financial Statements") beginning on page F-1 and the other financial information presented elsewhere herein. Capitalized terms are as defined and described in such Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
SELECTED STATEMENT OF OPERATIONS DATA              1998             1997             1996             1995            1994
------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $ 1,522,464      $ 1,382,740      $ 1,222,139      $ 1,085,494      $ 959,275
Compensation expense, including employee
 benefits (1)                                      903,948          836,150          730,261          672,026        594,322
General and administrative expenses (1)            455,578          463,936          391,617          356,523        323,087
Other operating charges (2)                        234,449           11,925           17,166           31,465          4,507
Recapitalization-related charges (2)                    --               --          315,397               --             --
(Loss) income from operations                      (71,511)          70,729         (232,302)          25,480         37,359
(Loss) income before extraordinary charge          (81,635)         (23,938)        (238,311)             820         15,432
Net (loss) income (3)                              (86,068)         (23,938)        (238,311)             820         15,432
Loss per share (basic and diluted) (3)

 Loss before extraordinary charge              $     (1.34)     $     (0.51)
 Extraordinary charge                              (  0.08)              --
 Net loss                                      $     (1.42)     $     (0.51)
Weighted average shares outstanding             60,673,994       46,949,355
------------------------------------------------------------------------------------------------------------------------------

(1) For a discussion of charges included in compensation expense, including employee benefits, and general and administrative expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations."

(2) For a discussion of Recapitalization-related charges and other operating charges for the years ended December 31, 1998, 1997 and 1996, see Notes 4, 6 and 9 of Notes to the Consolidated Financial Statements.

(3) Net loss in 1998 includes an extraordinary loss on the retirement of debt of $4.4 million ($.08 per share of Common Stock).

                                             ---------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                             ---------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA                      1998           1997           1996            1995           1994
                                             ---------------------------------------------------------------------------------
Cash and cash equivalents ................    $  122,138     $  160,263     $  110,180     $   21,646      $   36,535
Total assets .............................    1,635,255      1,537,807      1,598,812      1,226,581       1,118,846
Total debt (4) ...........................        63,959        351,051        267,238        230,831         256,032
Mandatorily Redeemable Equity Securities .            --        508,471        363,264             --              --
Total stockholders' equity (deficit) .....       114,969       (661,714)      (480,033)       (55,485)         69,982
                                             ---------------------------------------------------------------------------------

(4) Total debt includes current and non-current loans and installment notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements beginning on page F-1.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items derived from the Company's consolidated statements of operations and the percentages of revenue represented by such items.

                                          ------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                             % OF                        % OF                        % OF
                                             1998        REVENUES        1997        REVENUES        1996        REVENUES
                                          ------------     --------    -----------    ---------     ------------ -----------
                                                                               (IN MILLIONS)
Revenues ...........................        $  1,522.5       100.0%     $  1,382.7       100.0%     $  1,222.1      100.0%
Compensation expense, including employee
 benefits ..........................             903.9        59.4%          836.2        60.5%          730.3       59.8%
General and administrative expenses.             455.6        29.9%          463.9        33.6%          391.6       32.0%
------------------------------------      -------------     -------     ----------     --------     --------------------------
Income before non-recurring charges(1)           162.9        10.7%           82.7         6.0%          100.3        8.2%
Other operating charges ............             234.4        15.4%           11.9         0.9%           17.2        1.4%
Recapitalization-related charges ...                --         0.0%             --         0.0%          315.4       25.8%
------------------------------------      -------------     -------     ----------     --------     --------------------------
(Loss) income from operations ......             (71.5)      ( 4.7%)          70.7         5.1%         (232.3)     (19.0%)
Net loss ...........................        $    (86.1)      ( 5.7%)    $    (23.9)      ( 1.7%)    $   (238.3)     (19.5%)
====================================      =============     =======     ==========     ========     ==========================

* Totals may not add due to rounding.

(1) Management believes that income before non-recurring charges is an appropriate measure for evaluating the operating performance of the Company; however, it should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

1998 COMPARED TO 1997

     Revenues for 1998 increased by $139.8 million, or 10.1%, to $1,522.5 million compared to 1997. The increase was primarily due to net new business (including business from new clients and higher revenue from existing clients) generated from clients such as Citibank and Ford. United States revenues increased by 17.3% to $775.7 million for 1998 compared to 1997. International revenues increased by 3.5% to $746.8 million for 1998 compared to 1997, primarily due to strong performance in Europe, partially offset by declines in Latin America and the impact of the overall strengthening of the U.S. dollar against foreign currencies. Organic revenue growth (excluding acquisitions and foreign currency fluctuations) was 12.2%. Excluding the effect of foreign currency fluctuations, international revenues increased by 7.9% compared to 1997.

     Compensation expense increased by $67.7 million to $903.9 million for 1998 compared to 1997. The growth in compensation expense was primarily attributable to additional staffing to support business growth and to salary increases. Compensation expense in 1997 also included a $12.3 million charge primarily for deferred compensation awards granted to senior executives. Excluding the effect of the 1997 deferred compensation awards, compensation expense in 1998 decreased as a percentage of revenues to 59.4% from 59.6% in 1997.

     General and administrative expenses decreased by $8.3 million to $455.6 million for 1998 compared to 1997. This decrease was primarily due to a $25.5 million write-off in 1997 of accounts receivable, costs billable to clients and other capitalized costs with respect to the operations of Burson-Marsteller in Europe and Asia, partially offset in 1998 by additional operating expenses to support business growth. Excluding the effect of the Burson-Marsteller write-off, general and administrative expenses in 1998 decreased as a percentage of revenues to 29.9% from 31.7% in 1997.

      Income before non-recurring charges increased by $80.2 million, or 97.0%, to $162.9 million for 1998 compared to 1997. This increase was primarily due to net new business gains in 1998, improved operating margins, and the Burson-Marsteller write-off and deferred compensation charge in 1997.

     Effective upon the consummation of the Company's initial public offering of Common Stock in May 1998 (the "Offering"), the Company recognized other operating charges of $234.4 million. These other operating charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of restricted stock allocated to employees. In 1997, the Company recognized $11.9 million of other operating charges for non-cash asset impairment write-downs principally related to certain operations in the United States, Africa, Latin America and Europe.

     As a result of the $234.4 million in other operating charges associated with the Offering, the Company reported a loss from operations of $71.5 million for 1998. Excluding the other operating charges described above for both 1998 and 1997, and the Burson-Marsteller write-off and deferred compensation charge in 1997, income from operations in 1998 increased by $42.4 million, or 35.2%, compared to 1997.

     Net interest expense decreased by $16.7 million to $17.7 million for 1998 compared to 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during 1998 compared to 1997.

     The Company recognized an income tax benefit of $2.6 million for 1998 compared to income tax expense of $58.3 million for 1997. Included in 1998 is an income tax benefit of $64.6 million attributable to the other operating charges of $234.4 million described above and reflects the anticipated federal, state and foreign tax effect of such other operating charges after consideration of valuation allowance amounts for certain non-U.S. deductions. The effective income tax rate was a benefit of 3.0% for 1998. Excluding the benefit derived from the other operating charges, the effective tax rate was 42% for 1998, a decrease from the 160.6% effective tax rate 1997. The effective tax rate in 1997 includes the effect of incremental foreign taxes arising from losses outside the United States which provided little or no tax benefit.

     Equity in net income of unconsolidated companies was $4.7 million in 1998 compared to $0.3 million in 1997, reflecting improved worldwide operating results by advertising agency affiliates.

     Minority interest in net income of consolidated subsidiaries was $2.0 million in 1998 compared to $2.3 million in 1997, primarily due to lower earnings from a Latin American operation.

     The Company incurred an extraordinary charge of $4.4 million in 1998, which is net of a tax benefit of approximately $2.8 million, due to the write-off of unamortized deferred financing costs related to a credit facility which was replaced in May 1998 in connection with the Offering.

     Net loss for 1998 was $86.1 million compared to a net loss of $23.9 million for 1997. Excluding the after-tax effect of the other operating charges associated with the Offering and the extraordinary charge in 1998, and the other operating charges, the Burson-Marsteller write-off and the deferred compensation charge in 1997, net income increased by $86.3 million in 1998 compared to 1997. This increase was primarily the result of revenue growth, improved operating margins, lower net borrowing costs and a reduced effective tax rate.

1997 COMPARED TO 1996

     Revenues for 1997 increased by $160.6 million, or 13.1%, to $1,382.7 million compared to 1996. This increase was primarily due to net new business (including business from new clients and higher revenues from existing clients) generated from clients such as Campbell's Soup, Citibank, Merck and United Airlines. United States revenues increased by 15.8% to $661.3 million for 1997 compared to 1996. International revenues for 1997 increased by 10.8% to $721.4 million for 1997 compared to 1996.

Organic revenue growth was 13.6%. An additional 3.0% of the revenue increase was due to the acquisition of majority interests in investments previously accounted for under the equity method. Such increases were partially offset by a 3.5% decline related to a strengthening (on average) of the U.S. dollar against foreign currencies.

     Compensation expense increased by $105.9 million to $836.2 million for 1997 compared to 1996. The growth in compensation expense was generally in line with revenue growth and also included a $12.3 million charge primarily for deferred compensation awards granted to senior executives in 1997. Excluding the effect of the 1997 deferred compensation charges, compensation expense in 1997 decreased as a percentage of revenues to 59.6% from 59.8% in 1996.

     General and administrative expenses increased by $72.3 million to $463.9 million for 1997 compared to 1996. This increase included a $25.5 million write-off in 1997 of accounts receivable, costs billable to clients and other capitalized costs with respect to the operations of Burson-Marsteller in Europe and Asia. The write-offs in Europe were primarily related to Burson-Marsteller's implementation of a new management information system in 1997 which resulted in delayed and inaccurate billing of certain clients and necessitated the creation of additional reserves against accounts receivable and costs billable to clients. The write-offs in Asia were attributable to the Company's evaluation of Burson-Marsteller's recent operating performance in Asia and the determination that Burson-Marsteller was unlikely to collect certain accounts receivable and costs billable to clients. As a result of its analysis of the circumstances which led to these write-offs, the Company made management changes at Burson-Marsteller in Europe and Asia and implemented additional financial control and reporting requirements for these operations, including strengthening controls and procedures regarding regional billing and collection practices. Excluding the effect of the 1997 Burson-Marsteller write-off, general and administrative expenses in 1997 decreased as a percentage of revenues to 31.7% from 32.0% in 1996.

     Income before non-recurring charges decreased by $17.6 million, or 17.5%, to $82.7 million for 1997 compared to 1996. This decrease was primarily due to the inclusion of the deferred compensation charge and Burson-Marsteller write-off in 1997, offset in part by net new business gains.

     In 1997, the Company had income from operations of $70.7 million compared to a loss from operations of $232.3 million in 1996, primarily due to charges of $315.4 million related to the recapitalization of the Company that was consummated in December 1996 (the "Recapitalization") which is described more fully in Note 6 of Notes to the Consolidated Financial Statements. Income from operations in 1997 included $11.9 million of other operating charges for asset impairment write-downs principally related to certain operations in the United States, Africa, Latin America and Europe.

     Net interest expense increased by $16.1 million to $34.4 million for 1997 compared to 1996. The increase was primarily due to higher average borrowing levels in 1997 as a result of the Recapitalization.

     The Company recognized income tax expense of $58.3 million for 1997 compared to an income tax benefit of $20.6 million for 1996. The effective income tax rate for 1997 was 160.6%. The primary difference between the U.S. statutory tax rate and Y&R's effective tax rate in 1997 resulted from incremental foreign taxes arising from losses outside the United States which provided little or no tax benefit. The effective income tax rate for 1996 was a benefit of 8.2%. This reflects the tax benefit from the Recapitalization-related charges partially offset by foreign income taxed at rates greater than the U.S. statutory rate. See Note 11 of Notes to the Consolidated Financial Statements.

     Equity in net income of unconsolidated companies was $0.3 million in 1997 compared to a loss of $9.8 million in 1996. A $9.3 million charge to write down an Australian equity investment was recorded in 1996.

     Minority interest in net income of consolidated subsidiaries was $2.3 million in 1997 compared to minority interest in net loss of consolidated subsidiaries of $1.5 million in 1996, primarily reflecting the minority interest share of charges for asset impairment write-downs relating to an Italian operation in 1996.

     Net loss for 1997 was $23.9 million compared to a net loss of $238.3 million for 1996, primarily as a result of charges recorded in connection with the Recapitalization in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its working capital, capital expenditures, acquisitions and equity repurchases from cash generated from operations and third-party borrowings. In addition, in May 1998, the Company consummated the Offering. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company used the net proceeds from the Offering together with $155 million of borrowings under the Credit Facility to repay all of the outstanding borrowings under the replaced credit facilities.

     Cash and cash equivalents were $122.1 million and $160.3 million at December 31, 1998 and 1997, respectively. Cash provided by operating cash flows in 1998 was $195.6 million, reflecting strong operating performance and the Company's continued focus on cash management. Operating cash flows are significantly impacted by the seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund such expenditures. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due the media.

     Cash used in investing activities in 1998 was $99.7 million and included $76.4 million in capital expenditures and $23.3 million for net acquisitions and investments. The majority of capital expenditures were for information technology-related purchases and leasehold improvements. Acquisitions and investments consisted primarily of the purchase of a multi-cultural advertising agency and certain other related assets in the United States and additional investment in partially owned international affiliates. Capital expenditures are estimated to be approximately $80 million in 1999 primarily for additional information technology-related purchases and leasehold improvements.

     Cash used in financing activities in 1998 was $136.2 million. In 1998, proceeds from a new $400 million revolving credit facility (the "Credit Facility") and the Offering, along with cash generated by operations, were used to repay obligations of the Company under its previous credit facilities.

     During 1998, the Company announced that the Board of Directors had approved a plan to repurchase an aggregate of up to 8.0 million shares of Common Stock over the next two years (the "Plan"). The shares may be repurchased by the Company from time to time in the open market or in private transactions, possibly including transactions with employees. Through December 31, 1998, the Company repurchased approximately 1.9 million shares of Common Stock for an aggregate of $51.0 million under the Plan. Prior to the adoption of the Plan, the Company had repurchased approximately 0.7 million shares for an aggregate of $10.0 million from certain employees in private transactions. As of March 26, 1999, approximately 0.9 million additional shares of Common Stock had been repurchased in 1999 for an aggregate of $36.9 million under the Plan.

     In 1997, cash provided by operating cash flows was $224.5 million, reflecting the implementation by the Company of cash management improvements relating to the timing of billings, accounts receivable collections and payments of obligations to media and other suppliers.

     In 1997, cash used in investing activities was $67.1 million and included $51.9 million in capital expenditures and $15.2 million for net acquisitions and investments. The majority of capital expenditures were for information technology-related purchases, while the remaining expenditures were for leasehold improvements, furniture and equipment. Acquisitions and investments consisted primarily of additional investments in partially owned domestic and international affiliates.

     In 1997, cash flows used in financing activities were $98.7 million. Net proceeds from the former credit facility were more than offset by payments incurred in connection with the Recapitalization.

     At December 31, 1998, the Company had $31.5 million in outstanding indebtedness under the Credit Facility. The Company expects to fund its payments of principal and interest under the Credit Facility with cash from operations. As of December 31, 1998, the Company had entered into interest rate protection agreements with respect to its indebtedness under the Credit Facility, which effectively changed the Company's interest rate under the Credit Facility to fixed rate borrowings. The interest rate protection agreements mature at various times through 2001.

     At December 31, 1998, the Company's net deferred tax assets were $205.4 million, $110.4 million of which related to net operating loss ("NOL") carryforwards of approximately $258.3 million for U.S. tax purposes which expire in the year 2018 and approximately $91.4 million of NOL carryforwards for foreign tax purposes with carryforward periods ranging from one year to an indefinite time. The remaining net deferred tax assets principally resulted from compensation payments made in connection with the Recapitalization and the Offering. The consummation of the Offering gave rise to a non-recurring, non-cash, pre-tax compensation charge of $234.4 million, which resulted in additional tax benefits to the Company of $64.6 million.

     The Credit Facility contains certain financial and operating restrictions and covenant requirements, and permits the payment of cash dividends except in the event of a continuing default under the credit agreement. The Company expects to declare and pay a cash dividend by the end of the first half of 1999. However, any determination to pay dividends will be at the discretion of the Board and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions pursuant to the Credit Facility.

     The Company may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or expand the geographic scope of the Company's operations.

     The Company believes that cash provided by operations and funds available under the Credit Facility will be sufficient to meet its anticipated cash requirements as presently contemplated.

MARKET RISK MANAGEMENT

     At December 31, 1998 and 1997, the carrying value of the Company's financial instruments approximated fair value in all material respects.

Interest Rate Risk

     The Company enters into interest rate protection agreements in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. At December 31, 1998 and 1997, the Company had entered into interest rate protection agreements with respect to $31.5 million and $275 million of its indebtedness, respectively, which expire at various times through 2001 and result in the Company paying, on a quarterly basis, fixed interest amounts ranging from 6.0% to 6.5%.

Foreign Exchange Rate Risk

     The Company's Consolidated Financial Statements are denominated in U.S. dollars. In 1998, the Company derived approximately 49% of its revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains or losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against other major foreign currencies could have a material adverse effect on the Company's results of operations. Most of the Company's revenues are billed in the same currency as the costs incurred to support the revenues, thereby reducing exposure to transaction gains and losses. The Company typically does not hedge foreign currency profits into U.S. dollars, believing that over time the costs of a hedging program would outweigh any benefit of greater predictability in the Company's U.S. dollar-denominated profits. However, the Company selectively hedges some positions where management believes it is economically beneficial to do so, and bases its foreign subsidiary capitalization, debt and dividend policies on minimizing currency risk. The Company also seeks, through pricing and other means, to anticipate and avoid economic currency losses.

     The Company enters into forward foreign exchange contracts to hedge certain assets and liabilities which are recorded in a currency different from that in which they settle. These contracts are generally entered into in order to hedge intercompany transactions. Gains and losses on these contracts generally offset losses and gains on the related foreign currency denominated intercompany transactions. The gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally a one-month maturity. At December 31, 1998, the Company had contracts for the sale of $19.4 million and the purchase of $6.1 million of foreign currencies at fixed rates, compared to contracts for the sale of $18.5 million and the purchase of $12.8 million of foreign currencies at December 31, 1997.

     Management believes that any losses resulting from market risk would not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

International Business Risk

     Economic prospects throughout Latin America may be adversely affected by the devaluation of the Brazilian real which occurred in January 1999. Since its devaluation, the value of the real has weakened by approximately 40% against the U.S. dollar. In addition, there was a significant economic downturn in the Asia/Pacific region in 1998 which has continued into 1999. There can be no assurance as to when the value of the Brazilian real or the conditions in the Asia/Pacific region will improve. However, because the Company does not derive a significant amount of its revenues from these regions, the above conditions are not expected to be material to the consolidated financial position, results of operations or cash flows of the Company.

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The transition period for the introduction of the euro began on January 1, 1999. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making the conversion to the euro complete.

     The Company is addressing the issues involved with the introduction of the euro, including converting information technology systems, reassessing currency risk and negotiating and amending agreements. Based on progress to date, the Company believes that the use of the euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the euro is not expected to have a material effect on the Company's liquidity, financial condition or results of operations.

SEASONALITY

     The Company's revenues generally reflect the media buying patterns of advertisers and are concentrated in the second and fourth quarters of the year.

YEAR 2000 COMPLIANCE

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century (referred to as the "Year 2000" issue). The Company has completed an assessment of its computer systems and is in the process of completing the modification or replacement of all affected systems for compliance with the Year 2000 issue. While the Company believes it has made substantial progress in resolving any Year 2000 issues, the modifications and testing necessary to fully validate readiness are still being conducted in some operating units. The Company is also monitoring the adequacy of the processes and progress of third-party vendors of systems and applications that may be affected by the Year 2000 issue. The Company is dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on its own computer systems. The Company has performed tests of major systems in this category and continues to seek assurances from other less critical vendors that their systems are Year 2000 compliant.

     While the Company believes its process is designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, it is possible that the Company's efforts, or those of third parties with whom the Company interacts, will not be satisfactorily completed in a timely fashion. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company's prospects, business, financial condition or results of operations.

     The costs of the Company's Year 2000 project are not expected to be material, and all identified remedial projects in connection therewith have been funded. However, there can be no assurance that the Company will not experience cost overruns or delays in connection with its plan for replacing or modifying systems, which could have a material adverse effect on the Company's prospects, business, financial condition or results of operations.

     The Company has not yet determined the extent of contingency planning that may be required.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information required in response to this Item 7A, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management" and to Notes 2 and 20 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required in response to this Item 8 appear beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers and directors of the Company and compliance with Section 16(a) of the Securities and Exchange Act of 1934 and the rules thereunder is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") expected to be filed by April 9, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Proxy Statement expected to be filed by April 9, 1999. Such incorporation shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Proxy Statement expected to be filed by April 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Proxy Statement expected to be filed by April 9, 1999. Such incorporation shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                    PART IV

ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)1.   FINANCIAL STATEMENTS:                                                               Page
                                                                                            ----
        Index to Consolidated Financial Statements ........................................  F-1
        Report of Independent Accountants .................................................  F-2
        Consolidated Balance Sheets as of December 31, 1998 and 1997 ......................  F-3
        Consolidated Statements of Operations for the three years ended December 31, 1998 .  F-4
        Consolidated Statements of Cash Flows for the three years ended December 31, 1998 .  F-5
        Consolidated Statements of Changes in Equity (Deficit) for the three years ended
        December 31, 1998 .................................................................  F-6
        Notes to Consolidated Financial Statements ........................................  F-7
        Quarterly Financial Information (Unaudited) ....................................... F-25
        Report of Management .............................................................. F-26

2.      FINANCIAL STATEMENT SCHEDULES:

        Schedule II -- Valuation and Qualifying Accounts for the three years ended
        December 31, 1998 .................................................................  S-1
        All other schedules are omitted because they are not applicable.

3.      EXHIBITS:

3.1     Amended and Restated  Certificate  of  Incorporation  of Young & Rubicam
        Inc.  (incorporated  by reference  from Exhibit 4.4 to the  Registration
        Statement on Form S-8 (File No. 333-57605) filed by the Company).

3.2 Amended and Restated Bylaws of Young & Rubicam Inc. (incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8
        (File No. 333-57605) filed by the Company).

4.1     Specimen   Certificate   of  Common   Stock  of  Young  &  Rubicam  Inc.
        (incorporated   by  reference  from  Exhibit  4.1  to  the  Registration
        Statement on Form S-1 (File No. 333-46929) filed by the Company).

4.2 Rights Agreement, dated as of May 1, 1998 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-8 (File No.
        333-57605) filed by the Company).

4.3     Certificate of Designation  for  Registrant's  Cumulative  Participating
        Junior Preferred Stock (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the
        Company).

9.1     Management  Voting  Trust  Agreement,  dated  as of  December  12,  1996
        (incorporated   by  reference  from  Exhibit  9.1  to  the  Registration
        Statement on Form S-1 (File No. 333-46929) filed by the Company).

9.2     Young & Rubicam  Inc.  Restricted  Stock  Trust  Agreement,  dated as of
        December 12, 1996  (incorporated  by  reference  from Exhibit 9.2 to the
        Registration  Statement  on Form S-1 (File No.  333-46929)  filed by the
        Company).

10.1 Stockholders' Agreement, dated as of May 8, 1998 (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).

10.2 Contribution Agreement dated October 30, 1996 (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.3 Young & Rubicam Holdings Inc. Restricted Stock Plan (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.4 Young & Rubicam Holdings Inc. Management Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.5 Young & Rubicam Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.6 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Peter A. Georgescu (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.7 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Peter A. Georgescu (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.8 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1986, with Peter A. Georgescu (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.9 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.10 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1986, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.11 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 31, 1994, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.12 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Edward Vick (incorporated by reference from
        Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.13 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Edward Vick (incorporated by reference from
        Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.14 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Alan J. Sheldon (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.15 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Alan J. Sheldon (incorporated by reference from
        Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.16 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1988, with Alan J. Sheldon (incorporated by reference from
        Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.17   Registration   Rights   Agreement,   dated  as  of  December   12,  1996
        (incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.18 Letter Agreement dated as of October 16, 1997 by and between Young & Rubicam Inc. and Michael J. Dolan (incorporated by reference from
        Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.19 Letter Agreement dated June 28, 1996 by and between Young & Rubicam Inc. and Michael J. Dolan (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.20 Lease Agreement for 230 Park Avenue South (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.21 H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and Hellman & Friedman Capital Partners III, L.P. (incorporated by reference from
        Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.22 H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and H&F Orchard Partners III, L.P. (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.23 Form of Young & Rubicam Inc. Key Corporation Managers Bonus Plan (incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.24 Amendment No. 1 to Restricted Stock Trust Agreement dated as of March 13, 1998 (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.25 Young & Rubicam Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.26 Amendment No. 1 to Young & Rubicam Inc. Deferred Compensation Plan effective as of November 19, 1997.*

10.27 Amendment No. 2 to Young & Rubicam Inc. Deferred Compensation Plan effective as of January 1, 1999.*

10.28 Young & Rubicam Inc. Grantor Trust Agreement (incorporated by reference from Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.29 Amendment to Young & Rubicam Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.30   Credit Agreement for the Credit Facility (incorporated by reference from
        Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).

21.1 List of Subsidiaries (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).

23.1    Consent of PricewaterhouseCoopers LLP. *

24.1 Powers of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*


---------------------
* Filed herewith.

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                        -----
Report of Independent Accountants .....................................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997 ..........................  F-3
Consolidated Statements of Operations for the three years ended December 31, 1998 .....  F-4
Consolidated Statements of Cash Flows for the three years ended December 31, 1998 .....  F-5
Consolidated Statements of Changes in Equity (Deficit) for the three years ended
 December 31, 1998 ....................................................................  F-6
Notes to Consolidated Financial Statements ............................................  F-7
Quarterly Financial Information ....................................................... F-25
Report of Management .................................................................. F-26
Financial Statement Schedule II -- Valuation and Qualifying Accounts ..................  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Young & Rubicam Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in equity (deficit) present fairly, in all material respects, the financial position of Young & Rubicam Inc. (the "Company") and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
February 16, 1999

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                     December 31,
                                                                                            -------------------------------
(in thousands, except share and per share amounts)                                               1998             1997
-----------------------------------------------------------------------------------------   --------------   --------------
CURRENT ASSETS
 Cash and cash equivalents                                                                   $   122,138      $   160,263
 Accounts receivable, net of allowance for doubtful accounts of $17,938 and $14,125 at
  December 31, 1998 and 1997, respectively                                                       835,284          790,342
 Costs billable to clients                                                                        55,187           60,267
 Other receivables                                                                                37,177           35,218
 Deferred income taxes                                                                            46,803           32,832
 Prepaid expenses and other assets                                                                25,979           17,989
                                                                                             -----------      -----------
  Total Current Assets                                                                         1,122,568        1,096,911
                                                                                             -----------      -----------
NONCURRENT ASSETS
 Property and equipment, net                                                                     150,413          125,014
 Deferred income taxes                                                                           158,646          124,192
 Goodwill, less accumulated amortization of $84,292 and $80,166 at December 31, 1998 and
  1997, respectively                                                                             120,075          116,637
 Equity in net assets of and advances to unconsolidated companies                                 38,397           26,393
 Other assets                                                                                     45,156           48,660
                                                                                             -----------      -----------
  Total Noncurrent Assets                                                                        512,687          440,896
                                                                                             -----------      -----------
  Total Assets                                                                               $ 1,635,255      $ 1,537,807
                                                                                             ===========      ===========
CURRENT LIABILITIES
 Loans payable                                                                               $    31,365      $    10,765
 Accounts payable                                                                              1,008,624          861,939
 Accrued expenses and other liabilities                                                          203,099          235,253
 Accrued payroll and bonuses                                                                      77,078           65,458
 Income taxes payable                                                                             19,290           29,665
                                                                                             -----------      -----------
  Total Current Liabilities                                                                    1,339,456        1,203,080
                                                                                             -----------      -----------
NONCURRENT LIABILITIES
 Loans payable                                                                                    31,494          330,552
 Deferred compensation                                                                            30,635           31,077
 Other liabilities                                                                               114,128          119,354
                                                                                             -----------      -----------
  Total Noncurrent Liabilities                                                                   176,257          480,983
                                                                                             -----------      -----------
Commitments and Contingencies (Note 19)

Minority Interest                                                                                  4,573            6,987
                                                                                             -----------      -----------
MANDATORILY REDEEMABLE EQUITY SECURITIES

 Common stock, par value $.01 per share; authorized -- 250,000,000 shares; issued and
  outstanding -- 0 shares and 50,658,180 shares at December 31, 1998 and 1997,                        --          508,471
  respectively                                                                               -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Money Market Preferred Stock -- cumulative variable dividend; liquidating value of $115 per share; one-tenth of one vote per share; authorized--50,000 shares; issued and
   outstanding--87 shares at December 31, 1998 and 1997                                               --               --
 Cumulative  Participating  Junior  Preferred  Stock -- minimum $1.00  dividend;
  liquidating  value of $1.00 per  share;  100 votes per  share,  authorized  --
  2,500,000 shares; issued and outstanding -- 0 shares at December 31, 1998 and 1997                  --               --
 Common stock, par value $.01 per share; authorized--250,000,000 shares; issued and outstanding -- 66,374,569 shares and 11,086,950 shares at December 31, 1998 and
  1997, respectively
  (excluding 3,976,941 shares and 1,115,160 shares in treasury)                                      704              111
 Capital surplus                                                                                 934,676           23,613
 Accumulated deficit                                                                            (758,292)        (522,866)
 Cumulative translation adjustment                                                               (10,810)         (16,577)
 Pension liability adjustment                                                                     (1,738)            (706)
                                                                                             -----------      -----------
                                                                                                 164,540         (516,425)

 Common stock in treasury, at cost                                                               (49,571)          (8,550)
 Unearned compensation--Restricted Stock                                                              --         (136,739)
                                                                                             -----------      -----------
  Total Stockholders' Equity (Deficit)                                                           114,969         (661,714)
                                                                                             -----------      -----------
  Total Liabilities, Mandatorily Redeemable Equity Securities and Stockholders' Equity
  (Deficit)                                                                                  $ 1,635,255      $ 1,537,807
                                                                                             ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         Year Ended December 31,
(in thousands, except share and                                -------------------------------------------
per share amounts)                                                  1998          1997           1996
-------------------------------------------------------------- ------------- ------------- ---------------
Revenues                                                        $ 1,522,464   $ 1,382,740    $ 1,222,139

Compensation expense, including employee benefits                   903,948       836,150        730,261
General and administrative expenses                                 455,578       463,936        391,617
Other operating charges                                             234,449        11,925         17,166
Recapitalization-related charges                                         --            --        315,397
                                                                -----------   -----------    -----------
Operating expenses                                                1,593,975     1,312,011      1,454,441
                                                                -----------   -----------    -----------
(Loss) income from operations                                       (71,511)       70,729       (232,302)
Interest income                                                       8,315         8,454         10,269
Interest expense                                                    (26,001)      (42,879)       (28,584)
Other income                                                          2,200            --             --
                                                                -----------   -----------    -----------
(Loss) income before income taxes                                   (86,997)       36,304       (250,617)
Income tax (benefit) provision                                       (2,644)       58,290        (20,611)
                                                                -----------   -----------    -----------
                                                                    (84,353)      (21,986)      (230,006)
Equity in net income (loss) of unconsolidated companies               4,707           342         (9,837)
Minority interest in net (income) loss of consolidated
 subsidiaries                                                        (1,989)       (2,294)         1,532
                                                                -----------   -----------    -----------
Loss before extraordinary charge                                    (81,635)      (23,938)      (238,311)
Extraordinary charge for early retirement of debt, net of tax
 benefit of $2,834                                                   (4,433)           --             --
                                                                -----------   -----------    -----------
Net loss                                                        $   (86,068)  $   (23,938)   $  (238,311)
                                                                ===========   ===========    ===========
Loss per share (basic and diluted):
 Loss before extraordinary charge                               $     (1.34)  $     (0.51)
 Extraordinary charge                                               (  0.08)           --
                                                                -----------   -----------
 Net loss                                                       $     (1.42)  $     (0.51)
                                                                ===========   ===========
Weighted average shares outstanding (Note 3)                     60,673,994    46,949,355
                                                                ===========   ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31,
                                                                                 ---------------------------------------------
(in thousands)                                                                        1998           1997            1996
-------------------------------------------------------------------------------- -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $   (86,068)    $  (23,938)    $  (238,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
 Recapitalization-related charges                                                          --             --         315,397
 Depreciation and amortization                                                         60,610         56,721          53,030
 Extraordinary charge, net                                                              4,433             --              --
 Other operating charges                                                              234,449         11,925          11,096
 Deferred income tax benefit                                                          (38,664)          (384)        (59,671)
 Equity in net (income) loss of unconsolidated companies                               (4,707)          (342)          9,837
 Dividends from unconsolidated companies                                                3,467          2,728           2,691
 Minority interest in net income (loss) of consolidated subsidiaries                    1,989          2,294          (1,532)
Change  in  assets  and  liabilities,   excluding  effects  from   acquisitions,
 dispositions, recapitalization and foreign exchange:
 Accounts receivable                                                                  (29,398)        42,144        (209,518)
 Costs billable to clients                                                              5,418         15,834           7,784
 Other receivables                                                                     (2,346)        13,930          (2,883)
 Prepaid expenses and other assets                                                     (6,702)           269           8,776
 Accounts payable                                                                      87,290         69,324         256,460
 Accrued expenses and other liabilities                                               (29,374)       (15,368)         (7,565)
 Accrued payroll and bonuses                                                            8,869          2,179           3,192
 Income taxes payable                                                                 (10,652)        19,352           4,263
 Deferred compensation                                                                  3,234         13,052           4,950
 Other                                                                                 (6,233)        14,791          20,068
                                                                                  -----------     ----------     -----------
Net cash provided by operating activities                                         $   195,615     $  224,511     $   178,064
                                                                                  -----------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                              $   (76,378)    $  (51,899)    $   (51,792)
 Acquisitions, net of cash acquired                                                   (17,423)       (11,281)        (23,887)
 Investment in net assets of and advances to unconsolidated companies                  (7,072)        (5,640)           (775)
 Proceeds from notes receivable                                                         1,190          1,678             360
                                                                                  -----------     ----------     -----------
Net cash used in investing activities                                             $   (99,683)    $  (67,142)    $   (76,094)
                                                                                  -----------     ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable, long-term                                               225,834        226,770         319,282
 Repayment of loans payable, long-term                                               (524,883)      (105,870)       (252,496)
 Proceeds from loans payable, short-term, net                                          71,997         20,103          27,849
 Proceeds from issuance of common stock in initial public offering, net               158,637             --              --
 Deferred financing costs                                                                (667)            --          (9,157)
 Recapitalization cash contributions                                                       --             --         242,007
 Recapitalization payments                                                                 --       (247,789)       (323,920)
 Payments of non-recapitalization deferred compensation                                (3,535)        (1,118)        (11,624)
 Common stock/LPUs issued                                                               7,995         10,390           4,163
 Common stock/LPUs repurchased                                                        (60,956)        (1,500)         (8,971)
 Payment of installment notes, net                                                     (8,883)            --              --
 Other financing activities                                                            (1,781)           347             253
                                                                                  -----------     ----------     -----------
Net cash used in financing activities                                             $  (136,242)    $  (98,667)    $   (12,614)
                                                                                  -----------     ----------     -----------
Effect of exchange rate changes on cash and cash equivalents                            2,185         (8,619)           (822)
Net (decrease) increase in cash and cash equivalents                                  (38,125)        50,083          88,534
Cash and cash equivalents, beginning of period                                        160,263        110,180          21,646
                                                                                  -----------     ----------     -----------
Cash and cash equivalents, end of period                                          $   122,138     $  160,263     $   110,180
                                                                                  ===========     ==========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $    29,439     $   39,986     $    28,612
                                                                                  ===========     ==========     ===========
Income taxes paid                                                                 $    36,288     $   25,020     $    20,732
                                                                                  ===========     ==========     ===========
NONCASH INVESTING ACTIVITY:
Common stock issued in acquisition                                                $        --     $    1,126     $        --
                                                                                  ===========     ==========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                         Limited
                                              Non-voting     Voting     Partners'
                                  Preferred     Common       Common    Contributed     Capital
(in thousands)                      Stock        Stock       Stock        Equity       Surplus
-------------------------------------------------------------------------------------------------
Balance at December 31, 1995        $ 66       $  4,000     $  --       $  2,536     $   57,103
-------------------------------------------------------------------------------------------------
Net loss                              --             --        --             --             --
Foreign currency translation
adjustments                           --             --        --             --             --
Minimum pension liability
adjustments                           --             --        --             --             --
--------------------------------------------------------------------------------------------------
 Comprehensive income (loss)          --             --        --             --             --
Dividends paid                        --             --        --             --             --
Common stock/Limited
Partnership Units issued               3             --        --          4,067         13,269
Limited Partnership Units
repurchased/capital
distributions                         --             --        --         (2,370)            --
Common stock repurchased              (2)            --        --             --        (14,699)
Recapitalization redemptions         (67)        (3,900)       --         (1,534)       (36,435)
Recapitalization issuances            --             --       427             --        326,590
Recapitalization exchanges            --           (100)      158         (2,914)       122,732
Mandatorily Redeemable
Equity Securities                     --             --      (474)            --       (362,790)
Equityholder loans                    --             --        --            215          1,055
-----------------------------------------------------------------------------------------------
Balance at December 31, 1996        $ --       $     --     $ 111       $     --     $  106,825
-----------------------------------------------------------------------------------------------
Net loss                              --             --        --             --             --
Foreign currency translation
 adjustments                          --             --        --             --             --
Minimum pension liability
 adjustments                          --             --        --             --             --
-----------------------------------------------------------------------------------------------
 Comprehensive income (loss)          --             --        --             --             --
Common stock issued                   --             --        --             --          1,501
Common stock repurchased              --             --        --             --             --
Unearned compensation --
 Restricted Stock                     --             --        --             --         51,739
Common stock options
 exercised                            --             --        44             --          8,711
Accretion of Mandatorily
Redeemable Equity Securities          --             --       (44)            --       (145,163)
-----------------------------------------------------------------------------------------------
Balance at December 31, 1997        $ --       $     --     $ 111       $     --     $   23,613
-----------------------------------------------------------------------------------------------
Net loss                              --             --        --             --             --
Foreign currency translation
 adjustments                          --             --        --             --             --
Minimum pension liability
adjustments                           --             --        --             --             --
-----------------------------------------------------------------------------------------------
 Comprehensive income (loss)          --             --        --             --             --
Issuance of Restricted Stock          --             --        --             --         94,039
Common stock options
 exercised and other                  --             --        17             --          1,134
Common stock repurchased              --             --        --             --             --
Issuance of common stock in
 initial public offering, net of
 expenses                             --             --        69             --        158,568
Accretion of Mandatorily
Redeemable Equity Securities          --             --        (3)            --       (137,942)
Conversion of Mandatorily
Redeemable Equity Securities          --             --       510             --        795,264
-----------------------------------------------------------------------------------------------
Balance at December 31, 1998        $ --       $     --     $ 704       $     --     $  934,676
-----------------------------------------------------------------------------------------------

                                   Retained and
                                  Undistributed                                 Accumulated
                                     Earnings        Common                        Other
                                   (Accumulated     Stock in     Restricted    Comprehensive
(in thousands)                       Deficit)       Treasury        Stock         Income          Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995       $    17,636     $  (3,317)   $        --     $  (22,539)    $    55,485
------------------------------------------------------------------------------------------------------------
Net loss                              (238,311)           --             --             --        (238,311)
Foreign currency translation
 adjustments                                 --            --             --        (3,565)         (3,565)
Minimum pension liability
 adjustments                                 --            --             --        23,063          23,063
------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)          (238,311)           --             --         19,498        (218,813)
Dividends paid                            (696)           --             --             --            (696)
Common stock/Limited
Partnership Units issued                    --            61             --             --          17,400
Limited Partnership Units
 repurchased/capital
 distributions                          (3,329)           --             --             --          (5,699)
Common stock repurchased                (8,863)         (123)            --             --         (23,687)
Recapitalization redemptions          (265,365)        3,379             --             --        (303,922)
Recapitalization issuances                  --            --        (85,000)            --         242,017
Recapitalization exchanges                  --            --             --             --         119,876
Mandatorily Redeemable
Equity Securities                           --            --             --             --        (363,264)
Equityholder loans                          --            --             --             --           1,270
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       $  (498,928)    $      --    $   (85,000)    $   (3,041)    $  (480,033)
------------------------------------------------------------------------------------------------------------
Net loss                               (23,938)           --             --             --         (23,938)
Foreign currency translation
 adjustments                                 --            --             --       (14,255)        (14,255)
Minimum pension liability
 adjustments                                 --            --             --            13              13
-------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)           (23,938)           --             --        (14,242)        (38,180)
Common stock issued                         --            --             --             --           1,501
Common stock repurchased                    --        (8,550)            --             --          (8,550)
Unearned compensation --
 Restricted Stock                            --            --       (51,739)            --              --
Common stock options
 exercised                                   --            --             --            --           8,755
Accretion of Mandatorily
Redeemable Equity Securities                --            --             --             --        (145,207)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $  (522,866)    $  (8,550)   $  (136,739)    $  (17,283)    $  (661,714)
-------------------------------------------------------------------------------------------------------------
Net loss                               (86,068)           --             --             --         (86,068)
Foreign currency translation
 adjustments                                 --           --             --          5,767           5,767
Minimum pension liability
 adjustments                                 --           --             --         (1,032)         (1,032)
-------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)           (86,068)           --             --           4,735        (81,333)
Issuance of Restricted Stock                --            --        136,739             --         230,778
Common stock options
 exercised and other                        --        19,935             --             --          21,086
Common stock repurchased                    --       (60,956)            --             --         (60,956)
Issuance of common stock in
initial public offering, net of
expenses                                    --            --             --             --         158,637
Accretion of Mandatorily
Redeemable Equity Securities          (149,358)           --             --             --        (287,303)
Conversion of Mandatorily
Redeemable Equity Securities                --            --             --             --         795,774
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $  (758,292)    $ (49,571)   $        --     $  (12,548)    $   114,969
-------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE (1)--OPERATIONS AND BASIS OF PRESENTATION:

NATURE OF OPERATIONS: Young and Rubicam Inc. (the "Company") is a global marketing and communications enterprise with integrated services in advertising, perception management and public relations, branding consultation and design, sales promotion, direct marketing and healthcare communications. The Company operates in the United States, Canada, Europe, Latin America and Asia/Pacific as well as through certain affiliations in other parts of the world.

BASIS OF PRESENTATION: On December 12, 1996, the Company effected a recapitalization (the "Recapitalization") of Young & Rubicam Inc., a New York corporation (the "Predecessor Company"). As the equity holders prior to the Recapitalization retained control of the Company, the financial statements reflect the consolidated financial position, results of operations and cash flows of the Company on a continuous basis (see Note 6). References herein to the "Company" refer to the Predecessor Company prior to December 12, 1996 and Young & Rubicam Inc. thereafter unless the context indicates otherwise. Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

NOTE (2)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company, a Delaware corporation, and all subsidiaries in which it holds a controlling interest, including a Delaware limited partnership, Young & Rubicam L.P. Investments in affiliates in which the Company has significant influence, but not a controlling interest, are accounted for under the equity method. All significant intercompany transactions are eliminated.

CASH EQUIVALENTS: The Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents at the time of purchase. The Company records book overdrafts in accounts payable. Accounts payable included $51.8 million and $41.0 million of book overdrafts as of December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION: Revenue from advertising and related services is comprised of commissions and fees derived from billings to clients for media and production activities. Public relations, sales promotion and other services are generally billed on the basis of fees. Commission revenue is recognized primarily when media placements appear on television, on radio or in print and when labor and production costs are billed. Fee revenue is recognized when services are rendered.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are computed using the straight-line method over the estimated useful life of the respective asset. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining term of the lease. Goodwill is amortized on a straight-line basis over a period not exceeding forty years.

INCOME TAXES: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company's practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

STOCK-BASED   COMPENSATION:   SFAS  No.   123,   "Accounting   for   Stock-Based
Compensation" ("SFAS 123"), encourages entities to account for employee stock options or similar equity instruments using a fair value approach. However, it also allows an entity to continue to measure compensation costs using the method prescribed by Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for such plans under the provisions of APB Opinion No. 25 and has included, in
Note 18, the required SFAS 123 pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been applied.

FOREIGN CURRENCY: Assets and liabilities of certain non-U.S. subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Financial results of non-U.S. subsidiaries in countries with highly inflationary economies are translated using a combination of current and historical exchange rates and recorded in general and administrative expenses. Net remeasurement losses resulting from operations in highly inflationary economies were $1.4 million, $2.6 million and $1.7 million in 1998, 1997 and 1996, respectively. Foreign currency transaction gains and losses are also recorded in general and administrative expenses. The Company recorded net foreign currency transaction losses of $12 thousand, $1.3 million and $0.9 million in 1998, 1997 and 1996, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial investments for trading purposes. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to hedges of firm commitments are also deferred and included in the basis of the transaction when it is completed. Amounts to be paid or received under interest rate swap agreements are accrued as interest and are recognized over the life of the swap agreements as an adjustment to interest expense.

LONG-LIVED ASSETS: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount, including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

CONCENTRATIONS OF CREDIT RISK: The Company's clients are engaged in various businesses located primarily in North America, Europe, Latin America and Asia/Pacific. The Company performs ongoing credit evaluations of its clients. Allowances for credit losses are maintained at levels considered adequate by management. The Company invests its excess cash in deposits with major banks and in money market securities. These securities typically mature within 90 days and are highly rated instruments. Additionally, the Company is dependent upon a relatively small number of clients who contribute a significant percentage of revenues. The Company's largest client accounted for approximately 10%, 10% and 9% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS 133 will not have a significant effect on the financial condition of the Company.

NOTE (3)--NET LOSS PER COMMON SHARE:

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the years ended December 31, 1998 and 1997. Diluted earnings per share would reflect the dilutive effect of stock options and other stock awards granted to employees under stock-based compensation plans in periods where the effect would not be antidilutive.

As of December 31, 1998, there were approximately 30.1 million common stock options outstanding that could potentially dilute basic earnings per share in the future that were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

In computing basic net loss per share for the year ended December 31, 1997, the Company's 11.1 million shares of restricted stock were excluded from the weighted average number of common shares outstanding. Such shares vested upon the consummation of the Company's initial public offering of common stock on May 15, 1998, a condition which was not satisfied at December 31, 1997 (see Note 4).

Earnings per share for the year ended December 31, 1996 cannot be computed because the Company's capital structure prior to the Recapitalization consisted of both common shares and limited partnership units in predecessor entities (see
Note 6).

NOTE (4) -- INITIAL PUBLIC OFFERING:

On May 15, 1998, the Company closed an initial public offering of its common stock (the "Offering"). An aggregate of 19,090,000 shares (including 2,490,000 shares subject to the underwriters' overallotment option) of the Company's common stock was offered to the public, of which 6,912,730 shares were sold by the Company and 12,177,270 shares were sold by certain selling stockholders. Net proceeds to the Company were $158.6 million, after deducting underwriting discounts and commissions and expenses paid by the Company in connection with the Offering. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The Company used the net proceeds from the Offering together with $155 million of borrowings under a new credit facility to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.

Upon the consummation of the Offering, 9,231,105 shares of common stock ("Restricted Stock") held in a restricted stock trust vested and resulted in non-recurring, non-cash, pre-tax compensation charges of $234.4 million which have been reflected as other operating charges in the Company's consolidated statement of operations for the year ended December 31, 1998. The Company redeemed the remaining 1,855,845 shares of

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

Restricted Stock held in the restricted stock trust upon the consummation of the Offering. At December 31, 1997, the Company had recorded unearned compensation of $136.7 million, representing the fair value of the Restricted Stock.

NOTE (5)--COMMON STOCK DIVIDEND:

On April 6, 1998, the Board of Directors declared a stock dividend of 14 shares (the "Stock Dividend") of common stock payable for each share of common stock outstanding, which dividend became effective and was paid on May 11, 1998, the effective date of the Registration Statement filed on Form S-1 for the Offering. The Company's historical financial statements have been presented to give retroactive effect to the Stock Dividend. In addition, the number of shares of common stock the Company is authorized to issue was increased from 10,000,000 to 250,000,000 and the number of authorized preferred shares was increased from 50,000 to 10,000,000. Of the authorized preferred shares, 50,000 shares have been designated as Money Market Preferred Stock and 2,500,000 shares have been designated as Cumulative Participating Junior Preferred Stock.

NOTE (6)--RECAPITALIZATION:

On December 12, 1996, the Recapitalization of Young & Rubicam Inc., a New York corporation (the "Predecessor Company") was effected, whereby (a) the Predecessor Company, Young & Rubicam Holdings Inc. ("Holdings"), or subsidiaries of the Predecessor Company (i) acquired 2,058,678 of the 2,458,102 outstanding shares of Predecessor Company common stock for an amount equal to $115 per share less the principal and accrued interest of any outstanding loans relating to such shares (which loans were thereby repaid), (ii) acquired 760,232 of the 1,869,682 outstanding Limited Partnership Units of the LP ("LPUs") together with any related subordinated promissory notes of the Predecessor Company for an amount equal to $115 per LPU less the principal and accrued interest of any outstanding loans relating to such LPUs (which loans were thereby repaid); (iii) canceled 332,636 of the 690,249 common stock options and 596,448 of the 1,600,414 LPU options (collectively, the "Nonrollover Options") and all outstanding Growth Participation Units ("GPUs") for cash consideration of $115 per unit less the aggregate option exercise price and (iv) exchanged for, or canceled in consideration of, the remaining outstanding common stock, LPUs and options on common stock and LPUs held by certain members of the management of the Predecessor Company (the "Management Investors") for 15,815,985 shares of Holdings common stock and 16,823,565 options on common stock of Holdings ("Rollover Options"); (b) Hellman & Friedman Capital Partners III, L.P. ("HFCP") and certain other investors contributed $242 million in cash to Holdings in exchange for 31,566,345 shares of Holdings common stock at a price of $7.67 per share ($115 per share prior to the Stock Dividend) and 2,598,105 options to purchase additional shares of Holdings common stock at $7.67 per share ($115 per share prior to the Stock Dividend) (the "HFCP Options"), and (c) senior secured credit facilities of $700 million were arranged.

Common stock, LPUs, Nonrollover Options on common stock and LPUs and GPUs held by non U.S.-based equity holders were acquired or canceled prior to December 31, 1996. Payment for previously tendered Nonrollover Options and GPUs of $161.7 million held by U.S.-based equity holders occurred in March 1997.

Under a stockholders' agreement entered into in connection with the Recapitalization (the "Stockholders' Agreement"), the Management Investors are required to deposit all Company common stock currently held or acquired in the future into a voting trust (the "Management Voting Trust") under which all rights to vote such shares are assigned to certain members of the Company's senior management as voting trustees.

As the equity holders of the Predecessor Company retained control of the Company, the transaction has been reported as a recapitalization. The financial statements reflect the financial position, results of operations

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

and cash flows of the Company and the Predecessor Company on a continuous basis. The excess of the Predecessor common stock and LPUs repurchase transaction amount over the stated amount of the Predecessor common stock and LPUs repurchased has been reported as a distribution to equity holders and charged to limited partners' contributed equity, capital surplus and accumulated deficit.

As a result of the Recapitalization, the Company recorded charges of $315.4 million, primarily related to compensation. A summary of the significant Recapitalization-related charges include the following:

(1) The cancellation of 1,244,647 GPUs outstanding for cash consideration of $115 per unit. Compensation expense of $83.1 million represents the difference between the cash consideration paid to GPU holders and the amount of previously accrued compensation under the original terms of the GPU plan.

(2) The cancellation of 929,084 Nonrollover Options for cash consideration. The cash consideration and the associated compensation expense of $66.6 million represents the difference between the transaction price of $115 and the $40.2 million aggregate exercise price of the Nonrollover Options.

(3) Cancellation of the remaining outstanding options and award of Rollover Options to acquire 16,823,565 shares of Company common stock at an exercise price of $1.92 per share ($28.75 per share prior to the Stock Dividend), with certain limited exceptions outside of the United States. As a result of the change in the terms of the former stock option plan, which resulted in a new measurement date, the Company recognized compensation expense of $96.7 million representing the difference between the transaction price per Rollover Option of $7.67 per share ($115 per share prior to the Stock Dividend) and the aggregate exercise price of the Rollover Options.

(4) Professional fees and other charges amounted to approximately $69.0 million.

NOTE (7)--EQUITY IN NET ASSETS OF UNCONSOLIDATED COMPANIES:

----------------------------------------------------------------------------------------------------------------------
(in thousands)                                          1998                   1997                    1996
----------------------------------------------------------------------------------------------------------------------
                                                             Equity                 Equity                  Equity
                                                Equity in    in Net    Equity in    in Net    Equity in     in Net
                                  Ownership        Net       Income       Net       Income       Net        Income
Affiliate                          Interest       Assets     (Loss)      Assets     (Loss)      Assets      (Loss)
----------------------------------------------------------------------------------------------------------------------
Dentsu, Y&R Partnerships       Generally 50%    $ 27,790    $ 2,389    $ 17,510    $  2,587    $12,954     $ (9,181)
J.M.C. Creatividad
 Orientada (Venezuela)              49%            1,474        412         953      (1,515)     2,471       (2,038)
Prolam (Chile)                      30%            3,075        950       2,851         825      2,656          262
Eco S.A. (Guatemala)                40%            2,085        (75)      2,206          96      2,134           26
Cresswell, Munsell, Fultz &
 Zirbel (United States)             33%            2,183        500       1,922         508      1,635          624
National Public Relations
 (Canada)                           22%              527        (19)        647          98        607          204
Other                           50% or less        1,263        550         304      (2,257)     2,762          266
----------------------------------------------------------------------------------------------------------------------
                                                $ 38,397    $ 4,707    $ 26,393    $    342    $25,219     $ (9,837)
======================================================================================================================

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

The summarized financial information below represents an aggregation of the Company's unconsolidated companies.

FINANCIAL INFORMATION
----------------------------------------------------------------------
(in thousands)                  1998           1997           1996
----------------------------------------------------------------------
EARNINGS DATA
 Revenues                    $ 218,973      $ 207,668      $ 238,810
 Income from operations         22,320         13,768         22,132
 Net income (loss)              15,424          4,347        (16,097)
----------------------------------------------------------------------
BALANCE SHEET DATA
 Current assets              $ 317,916      $ 321,372      $ 348,325
 Noncurrent assets              60,624         40,147         33,996
 Current liabilities           266,090        287,101        323,406
 Noncurrent liabilities         17,023         13,215         11,683
 Equity                         95,427         61,203         47,232
---------------------------------------------------------------------

NOTE 8 -- ACQUISITIONS AND INVESTMENTS

The Company acquires and makes investments in certain entities related to its business if it believes it is strategically beneficial to do so. The Company acquired, both domestically and internationally, full or partial interests in certain entities and obtained additional interests in certain partially owned entities for an aggregate purchase price of $17.6 million, $14.7 million and $26.8 million during 1998, 1997 and 1996, respectively. In 1998, acquisitions included the Company's purchase of a multi-cultural advertising agency and certain other assets located in the United States.

In addition, effective January 1, 1997, the Company acquired an additional 37.5% equity interest in the Australian and New Zealand joint ventures with Dentsu. In consideration for this additional equity interest, the Company contributed to Dentsu 12.5% of its equity interest in its advertising and direct marketing agencies in Australia and New Zealand.

NOTE (9) -- OTHER OPERATING CHARGES

During 1998, the Company recorded $234.4 million in other operating charges incurred in connection with the Offering. During 1997 and 1996, the Company recorded $11.9 million and $17.2 million, respectively, in other operating charges for certain asset impairment writedowns.

NOTE (10)--PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost and are comprised of the following:

---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                  As of December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                 Useful Lives                    1998          1997
---------------------------------------------------------------------------------------------------------------------
Land and buildings                                  20-40 years                               $  29,706     $  29,716
Furniture, fixtures and equipment                   3-10 years                                  252,673       235,836
Leasehold improvements                              Shorter of 10 years or life of lease         93,797        77,804
Automobiles                                         3-5 years                                     5,892         6,609
---------------------------------------------------------------------------------------------------------------------
                                                                                                382,068       349,965
---------------------------------------------------------------------------------------------------------------------
Less--Accumulated depreciation and amortization                                                 231,655       224,951
---------------------------------------------------------------------------------------------------------------------
                                                                                              $ 150,413     $ 125,014
=====================================================================================================================

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

During 1998, 1997 and 1996, depreciation expense amounted to $49.2 million, $47.6 million, and $42.0 million, respectively.

NOTE (11)--INCOME TAXES:

The components of (loss) income before income taxes are as follows:

----------------------------------------------------------------------------------
(IN THOUSANDS)                             FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------
                                          1998           1997           1996
---------------------------------------------------------------------------------
Domestic                               $ (127,325)     $12,304       $ (242,578)
Foreign                                    40,328       24,000           (8,039)
---------------------------------------------------------------------------------
Total                                  $  (86,997)     $36,304       $ (250,617)
=================================================================================

The following summarizes the (benefit) provision for income taxes:

------------------------------------------------------------------------------------
(IN THOUSANDS)                                 FOR THE YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------
                                              1998           1997           1996
------------------------------------------------------------------------------------
Current:
 Federal                                   $   3,938      $  18,195      $  16,993
 State and local                               3,512          4,220          3,921
 Foreign                                      28,570         36,259         18,146
------------------------------------------------------------------------------------
                                              36,020         58,674         39,060
------------------------------------------------------------------------------------
Deferred:
 Federal                                     (28,126)         7,547        (51,363)
 State and local                              (6,415)         2,472        (22,111)
 Foreign                                      (4,123)       (10,403)        13,803
------------------------------------------------------------------------------------
                                             (38,664)          (384)       (59,671)
------------------------------------------------------------------------------------
 (Benefit) provision for income taxes      $  (2,644)     $  58,290      $ (20,611)
====================================================================================

The reconciliation of the United States statutory rate to the effective rate is as follows:

-------------------------------------------------------------------------------------------------------
                                                                  For the year ended December 31,
-------------------------------------------------------------------------------------------------------
PERCENT OF (LOSS) INCOME BEFORE INCOME TAXES                      1998          1997           1996
-------------------------------------------------------------------------------------------------------
 United States statutory rate                                     (35.0)%        35.0%         (35.0)%
 Effect of Offering *                                              32.1            --             --
 State and local income taxes, net of federal tax effect          ( 6.3)         17.1          ( 4.5)
 Foreign income taxed greater than the United States
   statutory rate                                                   7.2         107.2           15.2
 Change in valuation allowance and related components             ( 2.8)        (13.1)           5.9
 Amortization of goodwill                                           0.7           8.5            2.1
 Travel, entertainment and other non-deductible expenses            1.2           6.2            8.4
 Other, net                                                       ( 0.1)        ( 0.3)         ( 0.3)
-------------------------------------------------------------------------------------------------------
 Consolidated effective tax rate                                  ( 3.0)%       160.6%         ( 8.2)%
=======================================================================================================

* Represents charges related to the Offering for which the Company has determined it will receive little or no tax benefit.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

The Company's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted was approximately $59.1 million at December 31, 1998. No provision has been recorded for the United States in respect of foreign taxes that could result from the remittance of such undistributed earnings since the earnings are permanently reinvested outside the United States and it is not practicable to estimate the amount of such taxes. Withholding taxes of approximately $8.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 1998.

The components of the Company's net deferred income tax assets are:

------------------------------------------------------------------------------------
(in thousands)                                                As of December 31,
------------------------------------------------------------------------------------
                                                             1998           1997
------------------------------------------------------------------------------------
Allowance for doubtful accounts                          $   4,274      $   3,118
Net operating loss carryforwards                            45,126         32,797
Deferred compensation                                        2,424          1,172
------------------------------------------------------------------------------------
                                                            51,824         37,087

Valuation allowance                                         (5,021)        (4,255)
------------------------------------------------------------------------------------
Current portion                                             46,803         32,832
Deferred compensation                                       53,501         40,650
Depreciable and amortizable assets                          30,417         30,561
Long-term leases                                             7,377          7,436
Postretirement benefits                                      3,570          3,654
Other non-current items                                     11,801         11,989
Net operating loss carryforwards                            65,300         42,338
Tax credit carryforwards                                     3,658          3,658
------------------------------------------------------------------------------------
                                                           175,624        140,286
Valuation allowance                                        (16,978)       (16,094)
------------------------------------------------------------------------------------
Non-current portion                                        158,646        124,192
Net deferred income tax assets                           $ 205,449      $ 157,024
====================================================================================

The Company's net deferred income tax assets arise from temporary differences which represent the cumulative deductible or taxable amounts recorded in the financial statements in different years than recognized in the tax returns. The majority of the temporary differences result from expenses accrued for financial reporting purposes which are not deductible for tax purposes until actually paid and net operating losses.

The net operating loss ("NOL") carryforwards represent the benefit recorded for U.S., state and local, and foreign NOLs. At December 31, 1998, the Company had approximately $258.3 million of NOL carryforwards for U.S. tax purposes which expire in the year 2018 and approximately $91.4 million of NOL carryforwards for foreign tax purposes with carryforward periods ranging from one year to an indefinite time. The Company had approximately $3.2 million of alternative minimum tax credits which are not subject to expiration and $0.4 million of foreign tax credits which expire in the year 2001.

The Company is required to provide a valuation allowance against deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances of $22.0 million and $20.4 million were recorded at December 31, 1998 and 1997, respectively. The valuation

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

allowances represent a provision for uncertainty as to the realization of certain deferred tax assets, including NOL carryforwards in certain jurisdictions. The Company has concluded that based upon expected future results, it is more likely than not that the net deferred tax asset balance will be realized.

NOTE (12) -- Worldwide Operations

The Company conducts and manages its business using an integrated, multi-disciplinary approach. It operates as a single agency network, allowing the Company to centrally manage and utilize its resources. The Company operates in one business segment: global marketing and communications. Amounts related to specified geographic areas are as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)      UNITED STATES       EUROPE        OTHER          TOTAL
--------------------------------------------------------------------------------
1998
Revenues               $775,700       $532,404      $214,360      $1,522,464
Total assets            844,070        589,128       202,057       1,635,255
--------------------------------------------------------------------------------
1997
Revenues               $661,367       $472,225      $249,148      $1,382,740
Total assets            697,250        582,424       258,133       1,537,807
--------------------------------------------------------------------------------
1996
Revenues               $571,155       $444,644      $206,340      $1,222,139
Total assets            819,828        533,318       245,666       1,598,812
================================================================================

NOTE (13)--Employee Benefits:

The Company has a defined benefit pension plan ("the Plan") that covers all full-time U.S. employees upon commencement of employment. Contributions to the Plan are based upon current costs and prior service costs. Both costs are actuarially computed and the latter are amortized over the average remaining service period. Effective July 1, 1996, the Predecessor Company amended the Plan. Benefits credited to each employee's account under the Plan are based on 3.2% of the employee's annual compensation up to $150,000. The Plan also credits each employee's account with interest based on the average one-year U.S. Treasury Bill interest rate multiplied by the account balance at the beginning of the year. Subject to certain limitations, most vested retirement benefits available under the Plan are insured by the Pension Benefit Guaranty Corporation ("PBGC"). The Company is in compliance with the minimum funding standards required by the Employee Retirement Income Security Act of 1974 ("ERISA").

Total contributions to the Plan made in 1998 and 1997 were $10.0 million and $6.6 million, respectively. Pursuant to an agreement with the PBGC, the Company has also agreed to make contributions to the Plan in an amount required to cause the credit balance at the end of each Plan year to be at least equal to $12.5 million plus interest. The Company is not required to make any payment that would not be deductible under Internal Revenue Code section 404. The Company's credit balance maintenance requirement terminates when the Company's debt obtains specified rating levels (or, if there are no such ratings from certain major ratings agencies, when the Company meets a fixed charge coverage ratio test), but in no event earlier than December 31, 2001. In addition, such credit balance maintenance requirements terminate if the Plan's unfunded benefit liabilities are zero at the end of two consecutive Plan years.

The Company also contributes to government mandated plans and maintains various noncontributory retirement plans at certain foreign subsidiaries, some of which are considered to be defined benefit plans for

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

accounting purposes. Plans are funded in accordance with the laws of the countries where the plans are in effect and, in accordance with such local statutory requirements, may have no plan assets.

A summary of the components of net periodic pension costs for the defined benefit plans is as follows:

-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                        FOR THE YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                                   1998                               1997
-------------------------------------------------------------------------------------------------------
                                       U.S.      NON-U.S.      TOTAL       U.S.     NON-U.S.     TOTAL
-------------------------------------------------------------------------------------------------------
Service costs for benefits earned
 during the period                  $    3,801   $   543    $    4,344   $  2,671   $   550    $  3,221
Interest costs on projected
 benefit obligation                      9,151       722         9,873      8,804       789       9,593
Expected return on plan assets         (10,263)       --       (10,263)    (9,281)       --      (9,281)
Amortization of prior service
 benefit                                  (411)       --          (411)      (411)       --        (411)
Amortization of transition
 (asset)/obligation                        (61)       80            19        (61)       82          21
Recognized actuarial loss                1,910        69         1,979      1,057        68       1,125
-------------------------------------------------------------------------------------------------------
Net periodic pension cost
 of the plans                       $    4,127   $ 1,414    $    5,541   $  2,779   $ 1,489    $  4,268
=======================================================================================================

-------------------------------------------------------------------
(IN THOUSANDS)                     FOR THE YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------
                                                 1996
-------------------------------------------------------------------
                                      U.S.     NON-U.S.     TOTAL
-------------------------------------------------------------------
Service costs for benefits earned
 during the period                  $  2,834   $   674    $  3,508
Interest costs on projected
 benefit obligation                    8,488       893       9,381
Expected return on plan assets        (7,561)       --      (7,561)
Amortization of prior service
 benefit                                (107)       --        (107)
Amortization of transition
 (asset)/obligation                      (61)       96          35
Recognized actuarial loss              2,327        92       2,419
------------------------------------------------------------------
Net periodic pension cost
 of the plans                       $  5,920   $ 1,755    $  7,675
==================================================================

Changes in the benefit obligation and plan assets are as follows:

--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                 AS OF DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                       1998                                  1997
--------------------------------------------------------------------------------------------------------------------------------
                                                     U.S.        NON-U.S.        TOTAL        U.S.       NON-U.S.       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 130,036     $   10,753    $ 140,789    $ 114,710    $  12,198    $ 126,908
 Service costs                                        3,801            543        4,344        2,671          550        3,221
 Interest costs                                       9,151            722        9,873        8,804          789        9,593
 Foreign currency exchange rate loss/(gain)              --            888          888           --       (1,770)      (1,770)
 Actuarial loss/(gain)                                6,958            716        7,674       10,874         (241)      10,633
 Benefits paid                                      (11,530)          (717)     (12,247)      (7,023)        (773)      (7,796)
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   138,416         12,905      151,321      130,036       10,753      140,789
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year,
 primarily fixed income and equity securities       129,421             --      129,421      114,264           --      114,264
 Actual return on plan assets                        11,309             --       11,309       15,558           --       15,558
 Company contributions                               10,000            717       10,717        6,622          773        7,395
 Benefits paid                                      (11,530)          (717)     (12,247)      (7,023)        (773)      (7,796)
------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            139,200             --      139,200      129,421           --      129,421
------------------------------------------------------------------------------------------------------------------------------
Funded status                                           784        (12,905)     (12,121)        (615)     (10,753)     (11,368)
Unrecognized net transition (asset) obligation         (103)           425          322         (164)         471          307
Unrecognized prior service benefit                   (2,131)            --       (2,131)      (2,542)          --       (2,542)
Unrecognized net loss                                20,354          2,029       22,383       16,352        1,260       17,612
Additional liability                                     --         (1,738)      (1,738)          --         (706)        (706)
------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension costs for defined
 benefit plans                                    $  18,904     $  (12,189)   $   6,715    $  13,031    $  (9,728)   $   3,303
==============================================================================================================================

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

Assumptions used were:
----------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,             1998                     1997                      1996
----------------------------------------------------------------------------------------------------------------------------
                                                     U.S.      NON-U.S.       U.S.       NON-U.S.       U.S.      NON-U.S.
----------------------------------------------------------------------------------------------------------------------------
Discount and settlement rate                         7.0%   5.5%-6.0%     7.25%       6.5%-7.0%     8.0%       7.0%-8.0%
Rate of increase in compensation levels              5.0%   2.5%-4.0%      5.0%       3.5%-5.0%     5.5%       3.5%-5.0%
Expected long-term rate of return on assets          9.0%      N/A         9.0%          N/A        9.0%          N/A
============================================================================================================================

The Company recorded liabilities of $1.7 million and $0.7 million at December 31, 1998 and 1997, respectively, for the portion of its unfunded pension liabilities that had not been recognized as expense with corresponding adjustments to equity.

Contributions to foreign defined contribution plans were $7.2 million, $7.5 million and $6.2 million in 1998, 1997 and 1996, respectively.

The Company also has an employee savings plan that qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. The Company currently matches 100% of each employee's contribution up to a maximum of 5% of the employee's earnings up to $150,000. Amounts expensed by the Company for its contributions to the plan were $8.4 million, $7.8 million and $7.0 million in 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, other non-current liabilities include $8.6 million and $7.9 million relating to postretirement and postemployment benefits other than pensions.

The Company maintains certain deferred cash incentive plans which are either tied to operating performance or contractual deferred compensation agreements. The costs of these compensation plans were expensed over the applicable service period. At December 31, 1998 and 1997, included in non-current liabilities were deferred compensation liabilities of $30.6 million and $31.1 million, respectively.

NOTE (14) -- INSTALLMENT PAYMENT OBLIGATIONS:

Effective through the closing of the Offering, pursuant to the Stockholders' Agreement, the Company was able, at its election, to pay for shares purchased from Management Investors pursuant to a call or put at the applicable call price or applicable put price in up to four equal installments. Pursuant to the Stockholders' Agreement, effective at the time of the Offering, the Company no longer had the right or obligation to pay for shares purchased from Management Investors pursuant to a call or put. The Company also accelerated the payment of substantially all of the outstanding installment notes to June 30, 1998. At December 31, 1998, other current and non-current liabilities include installment notes payable of $0.7 million and $0.4 million, respectively. At December 31, 1997, other current and non-current liabilities include installment notes payable of $3.2 million and $6.5 million, respectively.

NOTE (15)--LOANS PAYABLE:

The Company's short term loans payable are primarily advances under bank lines of credit and generally bear interest at prevailing market rates. The Company's current loans payable of $31.4 million and $10.8 million include short-term portions of long-term loans payable of $0.5 million and $1.2 million at December 31, 1998 and 1997, respectively.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

Long-term loans payable are comprised of the following at December 31:
--------------------------------------------------------------------------------
(IN THOUSANDS)                                               AS OF DECEMBER 31,
--------------------------------------------------------------------------------
                                                            1998          1997
--------------------------------------------------------------------------------
Unsecured revolving credit facility                     $ 31,460      $      --
Senior secured credit facility                                --        330,552
Capital lease obligations                                     34            404
Other borrowings                                             462            818
-------------------------------------------------------------------------------
                                                          31,956        331,774

Less -- Current portion                                      462          1,222
-------------------------------------------------------------------------------
                                                        $ 31,494      $ 330,552
================================================================================

On May 15, 1998, the Company entered into a $400 million, five-year unsecured multicurrency revolving credit facility (the "Credit Facility") and used the net proceeds from the Offering together with $155 million of borrowings under the Credit Facility to repay all outstanding borrowings outstanding under its then existing $700 million senior secured credit facility. Approximately $7.3 million of unamortized deferred financing costs related to the replaced credit facility were charged to expense and have been reflected as an extraordinary charge, net of an applicable tax benefit of approximately $2.8 million, in the Company's consolidated statement of operations for the year ended December 31, 1998.

The Credit Facility permits borrowings of up to $400 million. Amounts due under the Credit Facility are required to be repaid on May 15, 2003. The Company is required to pay varying rates of interest, generally based on LIBOR plus an applicable margin ranging from 0.275% to 0.3% depending on its leverage ratio, or the Federal Funds Rate plus 0.5%. The Company is also required to pay a facility fee depending on its leverage ratio ranging from 0.125% and 0.2% per annum. In 1998, the total facility fee under the Credit Facility was $0.4 million.

Under the Credit Facility, the Company is subject to certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement.

At December 31, 1998 and 1997, the Company had entered into interest rate protection agreements with respect to $31.5 million and $275 million of its indebtedness, respectively, which expire at various times through 2001 and result in the Company paying, on a quarterly basis, fixed interest amounts from 6.0% to 6.5%. The weighted average interest rate on outstanding debt, including the effect of interest rate swap contracts, was 6.27% and 6.875% for the years ended December 31, 1998 and 1997, respectively.

The interest expense amount for the year ended December 31, 1996 includes prepayment penalties of $2.9 million related to certain prior outstanding indebtedness.

At December 31, 1998, the Company had $543 million in availability under its commercial lines of credit ($435 million in the United States and $108 million outside the United States). Unused commercial lines of credit at December 31, 1998 were $480 million. The Company has no obligation to pay commitment fees on the Credit Facility. During 1998, the Company paid commitment fees of approximately $0.1 million on the unused portion of the replaced credit facility. At December 31, 1997, the Company had $690 million in availability under its commercial lines of credit ($449 million in the United States and $241 million outside the United States). Unused commercial lines of credit at December 31, 1997 were $349 million. The Company paid commitment fees of approximately $0.9 million in 1997.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE (16) -- EQUITY

The following schedule summarizes the changes in the number of outstanding shares of preferred stock, common stock, LPUs and treasury stock:

-----------------------------------------------------------------------------------------------------------------
                                                  Voting                              Limited
                                Preferred         Common          Non-voting       Partnerships      Common Stock
                                  Stock           Stock          Common Stock          Units          in Treasury
-----------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1996            1,324                --         16,000,000        2,032,010         13,266,072
-----------------------------------------------------------------------------------------------------------------
Issued                                67                --                 --           83,993           (215,907)
Repurchased                           --                --                 --         (246,321)           491,733
Recapitalization                  (1,391)       58,469,280        (16,000,000)      (1,869,682)       (13,541,898)
-----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996             --        58,469,280                 --               --                 --
-----------------------------------------------------------------------------------------------------------------
Issued                                --         4,391,010                 --               --                 --
Repurchased                           --        (1,115,160)                --               --          1,115,160
-----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997             --        61,745,130                 --               --          1,115,160
-----------------------------------------------------------------------------------------------------------------
Issued -- Offering                    --         6,912,730                 --               --                 --
Issued -- Option Exercises            --         2,178,436                 --               --         (1,599,946)
Restricted Stock Redeemed             --        (1,855,845)                --               --          1,855,845
Repurchased                           --        (2,605,882)                --               --          2,605,882
-----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998             --        66,374,569                 --               --          3,976,941
=================================================================================================================

The preferred stock of the Predecessor Company was owned by members of the Predecessor Company's Board of Directors. On December 12, 1996, all outstanding Predecessor Company equity was purchased for cash or exchanged for Company common stock pursuant to the Recapitalization. In addition, all outstanding Predecessor Company options were canceled for cash consideration or the award of Company options and all outstanding GPUs were canceled for cash consideration (see Note 6). In addition, all treasury shares were retired.

In connection with the consummation of the Recapitalization in December 1996, the Company created a class of preferred stock designated as Money Market Preferred Stock (the "Money Market Preferred"). The Money Market Preferred carries a variable rate dividend and is redeemable at the Company's election for $115.00 per share following the fifth anniversary of the issuance thereof. At December 31, 1998 and 1997, 50,000 shares of Money Market Preferred were authorized and 87 shares were issued and outstanding.

NOTE (17)--MANDATORILY REDEEMABLE EQUITY SECURITIES:

Concurrent with the Recapitalization, the Company entered into a stockholders' agreement which included both put rights and calls on the Company's common stock. Effective at the time of the Offering, such call and put provisions were terminated and, accordingly, the carrying value of such mandatorily redeemable equity securities was reclassified to stockholders' equity. The carrying value of the mandatorily redeemable equity securities held by the Management Investors was equivalent to the redemption value of $12.33 per share at December 31, 1997. The carrying value of the mandatorily redeemable equity securities for common shares held by HFCP was being accreted to redemption value over the six-year period from the date of the Recapitalization. Accordingly, the carrying value of mandatorily redeemable equity securities held by HFCP was $8.47 per share at December 31, 1997.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
NOTE (18)--OPTIONS:

The Company has adopted the Young & Rubicam Inc. 1997 Incentive Compensation Plan (the "ICP"). The ICP superseded the pre-existing stock option plan maintained by the Company (the "Stock Option Plan"); however, all awards granted under the Stock Option Plan will remain outstanding in accordance with their terms and will be subject to the Stock Option Plan.

The ICP provides for grants of stock options, stock appreciation rights ("SARS"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock or other property ("Awards"). Under the ICP, the total number of shares of Company common stock reserved and available for delivery to participants in connection with Awards is 19,125,000, plus the number of shares of Company common stock subject to awards under pre-existing plans that become available (generally due to cancellation or forfeiture) after the effective date of the ICP; provided, however that the total number of shares of Company common stock with respect to which incentive stock options may be granted shall not exceed 1,000,000. Any shares of Company common stock delivered under the ICP may consist of authorized and unissued shares or treasury shares.

The Board of Directors is authorized to grant stock options, including incentive stock options, non-qualified stock options, and SARS entitling the participant to receive the excess of the fair market value of a share of common stock on the date of exercise over the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR is determined by the Board of Directors, but must not be less than the fair market value of a share of common stock on the date of grant. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARS at or following termination of employment generally is fixed by the Board of Directors, except no option or SAR may have a term exceeding ten years.

Generally, options granted under the ICP become exercisable over a three-year vesting period beginning on the three-year anniversary of the date of grant and expire ten years from the date of grant. However, the Board of Directors may, at its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a "change in control" of the Company except to the extent otherwise provided in the award agreement. In addition, the Board of Directors may provide that the performance goals relating to any performance-based awards will be deemed to have been met upon the occurrence of any change in control.

At the closing of the Recapitalization, the Board of Directors granted the Rollover Options which were immediately vested and exercisable. Each Rollover Option has an exercise price of $1.92 per share, with certain limited exceptions outside of the United States. Of the Rollover Options, 50% have a term of five years and the remaining 50% have a term of seven years. In connection with the issuance of the Rollover Options, the Company recognized compensation expense of $96.7 million.

At the closing of the Recapitalization, the Board of Directors granted to employees options to purchase 5,200,590 shares of Company common stock at $7.67 per share. In addition, from the closing of the Recapitalization through December 31, 1997, the Board of Directors granted additional options to purchase 1,891,200 shares of Company common stock at $7.67 per share (the "Additional Options"). As a result of the granting of the Additional Options, during 1997 the Company recognized a compensation charge of $1.3 million reflecting the difference between the estimated fair market value of Company

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

common  stock on the  date of grant  and the  exercise  price of the  Additional
Options.   All   options   granted  to   employees   in   connection   with  the
Recapitalization were pursuant to and are governed by the Stock Option Plan.

Additionally, at the closing of the Recapitalization, the Company granted to HFCP options to purchase 2,598,105 shares of Company common stock at $7.67 per share which were exercisable immediately and expire on the seventh anniversary of the closing. The HFCP Options are not governed by the Stock Option Plan.

The Company has adopted SFAS 123 (see Note 2). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, and related interpretations, in accounting for its plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plans consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by $7.8 million, $6.3 million and $9.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, and the net loss per common share would be increased by $0.13 for each of the years ended December 31, 1998 and 1997.

These SFAS 123 pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1998, 1997 and 1996, respectively:

                            1998               1997               1996
------------------------------------------------------------------------------
Expected term           6 years            10 years           5-10 years
Risk-free rate           4.26%-5.84%        5.59%-7.12%        5.92-6.61%
Dividend yield                   0%                 0%                0%
Expected volatility          24.90%                 0%                0%
========================================================================

Since the Company's common stock was publicly traded for the first time in 1998 as a result of the Offering, it does not yet have sufficient historical information to make a reasonable assumption as to the expected volatility of its common stock price in the future. As a result, the assumption in the table above reflects the expected volatility of stock prices of entities similar to the Company. In addition, the decrease in the expected term of options for 1998 as compared to 1997 is due to the creation of an active, liquid market for the Company's common stock resulting from the Company's initial public offering in 1998.

The weighted-average fair value and weighted average exercise price of options granted on and subsequent to the Recapitalization for which the exercise price equals the fair value of Company common stock on the grant date was $5.25 and $22.59 in 1998, respectively, $5.28 and $12.33 in 1997, respectively, and $3.69 and $7.67 in 1996, respectively. The weighted-average fair value and weighted average exercise price of options granted prior to the Recapitalization for which the exercise price equals the fair value of Company common stock on the grant date was $13.28 and $47.14 in 1996, respectively.

In 1997 and 1996, the Company granted options to certain executives at exercise prices below the fair value of Company common stock on the date of grant. The weighted-average fair value and weighted-average exercise price of these options was $6.76 and $7.67 in 1997, respectively, and $6.30 and $1.97 in 1996, respectively.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the weighted-average fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Transactions involving options are summarized as follows:

--------------------------------------------------------------------------------
                                       OPTIONS       WEIGHTED-AVERAGE
                                    OUTSTANDING*     EXERCISE PRICE*
--------------------------------------------------------------------------------
JANUARY 1, 1996                       2,426,108          $ 42.99
--------------------------------------------------------------------------------
Granted                                 284,773            47.14
Exercised                              (252,278)           41.94
Cancellations                          (167,940)           42.83
Recapitalization cancellations       (2,290,663)           43.64
Recapitalization grants              24,622,260             3.76
--------------------------------------------------------------------------------
December 31, 1996                    24,622,260             3.76
--------------------------------------------------------------------------------
Granted                              11,469,150            11.56
Exercised                            (4,250,790)            2.19
Cancellations                          (827,415)            4.50
--------------------------------------------------------------------------------
December 31, 1997                    31,013,205             6.84
--------------------------------------------------------------------------------
Granted                               2,472,933            22.59
Exercised                            (2,178,436)            3.10
Cancelled                            (1,230,060)           10.81
--------------------------------------------------------------------------------
December 31, 1998                    30,077,642          $  8.23
================================================================================

* Options outstanding and related weighted-average exercise prices prior to the Recapitalization have not been retroactively adjusted for the Stock Dividend.

At December 31, 1998, 1997 and 1996, the Company had exercisable options of 14,963,354, 17,242,995, and 21,501,900, respectively.

The following information is as of December 31, 1998:

-----------------------------------------------------------------------------------------------------
                                         Options Outstanding                  Options Exercisable
-----------------------------------------------------------------------------------------------------
                                               Weighted-
                                                Average       Weighted-                     Weighted-
                                 Number        Remaining       Average         Number        Average
                              Outstanding     Contractual      Exercise     Exercisable     Exercise
Range of Exercise Prices      at 12/31/98         Life          Price       at 12/31/98       Price
-----------------------------------------------------------------------------------------------------
 $         1.92               10,563,983           4.11       $   1.92      10,563,983      $   1.92
 $         7.67                8,297,586           7.24           7.67       4,369,371          7.67
 $ 12.00-$15.00                9,734,850           9.11          12.46          30,000         12.33
 $ 25.00-$31.00                1,481,223           9.95          28.55              --            --
-----------------------------------------------------------------------------------------------------
Total                         30,077,642           6.88       $   8.23      14,963,354      $   3.62
=====================================================================================================

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE (19)--LITIGATION, COMMITMENTS AND CONTINGENT LIABILITIES:

The Company has performed, and continues to perform, services for clients in a wide range of businesses, including tobacco products manufacturers. As a result, the Company may from time to time be joined as a defendant in litigation brought against its clients and others by third parties, including its competitors, governmental and regulatory bodies, or consumers, alleging that advertising claims made through the Company with respect to such clients' products are false, deceptive or misleading; that such clients' products are defective, injurious or pose some manner of threat to the public generally; or that marketing or communications materials created for such clients infringe upon the proprietary rights of third parties. The Company's practice is to attempt to minimize such potential liabilities through insurance coverage and/or indemnification provisions in its agreements with clients and others.

The Company is also named as party in litigation matters which arise from time to time in the ordinary course of its business, including without limitation claims by former employees for money damages and other relief based upon the circumstances or consequences of their separation from employment. The Company believes that it has meritorious defenses to these claims, and is contesting such claims vigorously. In addition, the Company is covered by insurance with respect to some of such claims. Accordingly, the Company does not expect such current matters to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Net rental expense was $75.5 million, $74.4 million, and $62.9 million in 1998, 1997 and 1996, respectively. Future minimum rental commitments as of December 31, 1998 are as follows:

----------------------------------------------------------
(IN THOUSANDS)
----------------------------------------------------------
  1999                                       $ 68,060
  2000                                         54,613
  2001                                         50,137
  2002                                         47,056
  2003                                         41,114
  Thereafter                                  131,018
==========================================================

Certain leases contain renewal options calling for increased rentals. Others contain certain escalation clauses relating to taxes and other operating expenses.

The Company had outstanding guarantees of $8.6 million and $7.6 million at December 31, 1998 and 1997, respectively, primarily in support of credit lines of unconsolidated companies.

The Company and its corporate affiliates conduct business in various developing countries in Asia, Africa, Latin America and Eastern Europe, where the systems and bodies of commercial law and trade practices arising thereunder are in a continuing state of evolution. Commercial laws in such countries are often vague, arbitrary, contradictory, inconsistently administered and retroactively applied. Under such circumstances, it is difficult for the Company to determine with certainty at all times the exact requirements of such local laws. Nevertheless, the Company believes that any difficulty in compliance with local laws in such developing countries will not have a materially adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
NOTE (20) -- FAIR VALUE OF FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

At December 31, 1998 and 1997, the carrying value of the Company's financial instruments approximated fair value in all material respects.

The Company enters into interest rate protection agreements with off-balance sheet risk in order to reduce its exposure to changes in interest rates on its variable rate long-term debt. These interest rate protection agreements included interest rate swaps, interest rate floors and interest rate caps. At December 31, 1998 and 1997, the Company had entered into interest rate protection agreements with respect to $31.5 million and $275 million of its indebtedness.

The Company enters into forward foreign exchange contracts to hedge certain assets and liabilities which are recorded in a currency different from that in which they settle. These contracts are generally entered into in order to hedge intercompany transactions. Gains and losses on these contracts generally offset losses and gains on the related foreign currency denominated intercompany transactions. The gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally a one-month maturity. At December 31, 1998, the Company had contracts for the sale of $19.4 million and the purchase of $6.1 million of foreign currencies at fixed rates, compared to contracts for the sale of $18.5 million and the purchase of $12.8 million of foreign currencies at December 31, 1997.

Management believes that any losses resulting from market risk would not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                               EARNINGS PER SHARE
                                              INCOME (LOSS)    BEFORE EXTRAORDINARY
                              INCOME (LOSS)       BEFORE              CHARGE                           COMMON STOCK
                                   FROM       EXTRAORDINARY  -----------------------   NET INCOME  -------------------
QUARTER          REVENUES       OPERATIONS        CHARGE        BASIC      DILUTED       (LOSS)       HIGH      LOW
----------------------------------------------------------------------------------------------------------------------
1998
1st            $   348,173     $   25,333      $   12,190     $   0.24    $   0.19    $   12,190    $    --   $   --
2nd (1) (2)        372,128       (190,472)       (145,391)      ( 2.45)     ( 2.45)     (149,824)     33 1/16   26 1/2
3rd                375,419         42,178          24,306         0.36        0.29        24,306      35 7/8    28 3/8
4th                426,744         51,450          27,260         0.41        0.34        27,260      33 5/8    19 3/4
----           -----------     ----------      ----------                             ----------
Year             1,522,464        (71,511)        (81,635)      ( 1.34)     ( 1.34)      (86,068)     35 7/8    19 3/4
1997
1st            $   298,206     $   14,093      $    4,089     $   0.09    $   0.07    $    4,089
2nd                345,474         35,156          13,516         0.29        0.22        13,516
3rd                333,387         (4,302)         (5,700)      ( 0.12)     ( 0.12)       (5,700)
4th                405,673         25,782         (35,843)      ( 0.77)     ( 0.77)      (35,843)
----           -----------     ----------      ----------                             ----------
Year             1,382,740         70,729         (23,938)      ( 0.51)     ( 0.51)      (23,938)
=======================================================================================================================

(1) Income from operations for the second quarter of 1998 includes $234.4 million of non-recurring, non-cash, pre-tax compensation charges recognized upon the consummation of the Offering resulting from the vesting of shares of restricted stock allocated to employees. Net income for the second quarter of 1998 also includes an extraordinary charge of $4.4 million, which is net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to the Company's replaced credit facility.

(2) The high and low prices of common stock reflect amounts from the period commencing upon the consummation of the Offering on May 12, 1998, the first day of public trading, through June 30, 1998.

                             REPORT OF MANAGEMENT

The management of Young & Rubicam Inc. (the "Company") and its subsidiaries is responsible for the integrity of the financial data reported by the Company. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of the Company. These financial statements have been prepared in accordance with generally accepted accounting principles.

The system of internal controls of the Company is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of financial statements and other financial information. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by the Company through the selection and training of qualified personnel, the establishment and communication of accounting and business policies, and its internal audit program.

The financial statements have been audited by independent accountants. Their report expresses an independent informed judgment as to the fairness of management's reported operating results and financial position. This judgment is based on the procedures described in their report.

The Audit Committee of the Board of Directors, which is comprised solely of directors who are not officers or employees of the Company, meets regularly with corporate management, the Company's internal auditors and legal counsel, and the independent accountants to review the activities of each and to satisfy itself that each is properly discharging its responsibility. In addition, the Audit Committee meets on a scheduled basis with the independent accountants, without management's presence, to discuss the audit of the financial statements as well as other auditing and financial reporting matters.

               Peter A. Georgescu                    Michael J. Dolan
         Chairman and Chief Executive Officer        Vice Chairman and
                                                 Chief Financial Officer

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES                       SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             ADDITIONS
                                                   -------------------------------
                                     BALANCE AT     CHARGED TO                                       BALANCE AT
                                      BEGINNING      COSTS AND       CHARGED TO                        END OF
DESCRIPTION                           OF PERIOD      EXPENSES      OTHER ACCOUNTS     DEDUCTIONS       PERIOD
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
Allowance for Doubtful Accounts       $ 14,125       $  9,404           --              $ 5,591      $ 17,938
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Allowance for Doubtful Accounts       $  9,849       $ 14,269           --              $ 9,993      $ 14,125
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Allowance for Doubtful Accounts       $ 11,526       $ 11,411           --              $13,088      $  9,849
=================================================================================================================

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          Signature                            Title                         Date
          ---------                            -----                         ----

/s/ Peter A. Georgescu         Chairman of the Board and Chief         March 31, 1999
------------------------       Executive Officer
Peter A. Georgescu

/s/ Edward H. Vick             Chief Operating Officer and             March 31, 1999
------------------------       Director
Edward H. Vick

/s/ Thomas D. Bell, Jr.        Chairman and Chief Executive            March 31, 1999
------------------------       Officer, Young & Rubicam
Thomas D. Bell, Jr.            Advertising and Director

/s/ Michael J. Dolan           Vice Chairman, Chief Financial          March 31, 1999
------------------------       Officer and Director
Michael J. Dolan

/s/ Stephanie W. Abramson      Executive Vice President, General       March 31, 1999
------------------------       Counsel and Secretary
Stephanie W. Abramson

/s/ John A. Wozniak            Senior Vice President -- Controller     March 31, 1999
------------------------       (Principal Accounting Officer)
John A. Wozniak

/s/ Richard S. Bodman          Director                                March 31, 1999
------------------------
Richard S. Bodman

/s/ Philip U. Hammarskjold     Director                                March 31, 1999
------------------------
Philip U. Hammarskjold

/s/ F. Warren Hellman          Director                                March 31, 1999
------------------------
F. Warren Hellman

/s/ John F. McGillicuddy       Director                                March 31, 1999
------------------------
John F. McGillicuddy

/s/ Alan D. Schwartz           Director                                March 31, 1999
------------------------
Alan D. Schwartz

                                 EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of Young & Rubicam Inc. (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).

3.2 Amended and Restated Bylaws of Young & Rubicam Inc. (incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).

4.1      Specimen   Certificate   of  Common  Stock  of  Young  &  Rubicam  Inc.
         (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

4.2 Rights Agreement, dated as of May 1, 1998 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).

4.3 Certificate of Designation for Registrant's Cumulative Participating Junior Preferred Stock (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).

9.1 Management Voting Trust Agreement, dated as of December 12, 1996 (incorporated by reference from Exhibit 9.1 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

9.2 Young & Rubicam Inc. Restricted Stock Trust Agreement, dated as of December 12, 1996 (incorporated by reference from Exhibit 9.2 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.1 Stockholders' Agreement, dated as of May 8, 1998 (incorporated by reference from Exhibit 4.8 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).

10.2     Contribution   Agreement  dated  October  30,  1996   (incorporated  by
         reference from Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.3 Young & Rubicam Holdings Inc. Restricted Stock Plan (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.4     Young  &  Rubicam   Holdings   Inc.   Management   Stock   Option  Plan
         (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.5 Young & Rubicam Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.6 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Peter A. Georgescu (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.7 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Peter A. Georgescu (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.8 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1986, with Peter A. Georgescu (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.9 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.10 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1986, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.11 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 31, 1994, with John P. McGarry, Jr. (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.12 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Edward Vick (incorporated by reference from
         Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.13 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Edward Vick (incorporated by reference from
         Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.14 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December 19, 1997, with Alan J. Sheldon (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.15 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1995, with Alan J. Sheldon (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.16 Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January 1, 1988, with Alan J. Sheldon (incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.17    Registration   Rights   Agreement,   dated  as  of  December  12,  1996
         (incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.18 Letter Agreement dated as of October 16, 1997 by and between Young & Rubicam Inc. and Michael J. Dolan (incorporated by reference from
         Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.19 Letter Agreement dated June 28, 1996 by and between Young & Rubicam Inc. and Michael J. Dolan (incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.20 Lease Agreement for 230 Park Avenue South (incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.21 H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and Hellman & Friedman Capital Partners III, L.P. (incorporated by reference from
         Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.22 H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and H&F Orchard Partners III, L.P. (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.23 Form of Young & Rubicam Inc. Key Corporation Managers Bonus Plan (incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.24 Amendment No. 1 to Restricted Stock Trust Agreement dated as of March 13, 1998 (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.25 Young & Rubicam Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.26 Amendment No. 1 to Young & Rubicam Inc. Deferred Compensation Plan effective as of November 19, 1997.*

10.27 Amendment No. 2 to Young & Rubicam Inc. Deferred Compensation Plan effective as of January 1, 1999.*

10.28 Young & Rubicam Inc. Grantor Trust Agreement (incorporated by reference from Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.29 Amendment to Young & Rubicam Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).

10.30 Credit Agreement for the Credit Facility (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).

21.1 List of Subsidiaries (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).

23.1     Consent of PricewaterhouseCoopers LLP. *

24.1 Powers of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*


----------
*    Filed herewith.