Form 10-Q
period 1999-03-31
YOUNG & RUBICAM INC
filed 1999-05-17
CIK 1030048

================================================================================

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X].         No [ ].


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of May 3, 1999 was 65,745,672.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I:    FINANCIAL INFORMATION

   Item 1.        Financial Statements

                                                                                     PAGE NO.
                                                                                     --------
                  Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                                  2

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1999 and 1998                            3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and 1998                            4

                  Notes to Consolidated Financial Statements                        5 - 6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7 - 10

PART II:    OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                  11

SIGNATURES

EXHIBIT INDEX


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document, information included in future filings by Young & Rubicam Inc. ("Y&R") with the United States Securities and Exchange Commission (the "SEC"), and information contained in written materials, press releases and oral statements issued by or on behalf of Y&R contain, or may contain, statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of Y&R or its officers (including statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates,"
"estimates," "continues" or similar expressions or comparable terminology, including the negative thereof) with respect to various matters. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to Y&R's performance. It is important to note that Y&R's actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including revenues pursuant to incentive compensation arrangements entered into by Y&R with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) the overall level of economic activity in the principal markets in which Y&R conducts business and other trends affecting Y&R's financial condition or results of operations, (iv) the impact of competition in the marketing and communications industry, (v) Y&R's liquidity and financing plans and (vi) risks associated with Y&R's efforts to comply with Year 2000 requirements. All forward-looking statements in this document are based on information available to Y&R on the date hereof. In addition, the matters set forth under the caption "Risk Factors" in Y&R's Preliminary Prospectus dated May 6, 1999 included in the Registration Statement on Form S-1 (File No. 333-77235) filed by Y&R with the SEC pursuant to the Securities Act of 1933, as amended, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                               1999         1998
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                               $ 63,209     $122,138
   Accounts receivable, net of allowance for doubtful accounts of
      $18,485 and $17,938 at March 31, 1999 and December 31,
      1998, respectively                                                                    866,609      835,284
   Costs billable to clients                                                                 63,874       55,187
   Other receivables                                                                         46,693       37,177
   Deferred income taxes                                                                     46,831       46,803
   Prepaid expenses and other assets                                                         34,839       25,979
                                                                                       --------------------------
        Total Current Assets                                                              1,122,055    1,122,568
                                                                                       --------------------------
NONCURRENT ASSETS
   Property and equipment, net                                                              148,488      150,413
   Deferred income taxes                                                                    150,231      158,646
   Goodwill, less accumulated amortization of $76,959 and $84,292
    at March 31, 1999 and December 31, 1998, respectively                                   123,302      120,075
   Equity in net assets of and advances to unconsolidated companies                          36,630       38,397
   Other assets                                                                              41,919       45,156
                                                                                       --------------------------
        Total Noncurrent Assets                                                             500,570      512,687
                                                                                       ==========================
        Total Assets                                                                    $ 1,622,625   $1,635,255
                                                                                       ==========================
CURRENT LIABILITIES
   Loans payable                                                                        $    52,699   $   31,365
   Accounts payable                                                                         931,378    1,008,624
   Accrued expenses and other liabilities                                                   184,487      203,099
   Accrued payroll and bonuses                                                               50,370       77,078
   Income taxes payable                                                                      19,783       19,290
                                                                                       --------------------------
        Total Current Liabilities                                                         1,238,717    1,339,456
                                                                                       --------------------------
NONCURRENT LIABILITIES
   Loans payable                                                                            151,338       31,494
   Deferred compensation                                                                     31,353       30,635
   Other liabilities                                                                        110,838      114,128
                                                                                        --------------------------
        Total Noncurrent Liabilities                                                        293,529      176,257
                                                                                        --------------------------
Commitments and Contingencies
Minority Interest                                                                             4,028        4,573
                                                                                        --------------------------
STOCKHOLDERS' EQUITY
   Money Market Preferred Stock - cumulative variable dividend; liquidating value of $115 per share; one-tenth of one vote per share; authorized - 50,000 shares; issued and
    outstanding - 87 shares                                                                       -            -
   Cumulative Participating Junior Preferred Stock - minimum $1.00 dividend; liquidating value of $1.00 per share; 100 votes per share; authorized - 2,500,000 shares; issued
    and outstanding - 0 shares                                                                    -            -
   Common stock, par value $.01 per share; authorized - 250,000,000 shares; issued and outstanding - 65,886,003 shares and 66,374,569 shares at March 31, 1999 and December
    31, 1998, respectively (excluding 4,322,392 shares and 3,976,941 shares in treasury)        702          704
   Capital surplus                                                                          926,840      934,676
   Accumulated deficit                                                                     (738,592)    (758,292)
   Cumulative translation adjustment                                                        (18,024)     (10,810)
   Pension liability adjustment                                                              (1,738)      (1,738)
                                                                                        --------------------------
                                                                                            169,188      164,540
   Common stock in treasury, at cost                                                        (82,837)     (49,571)
                                                                                        --------------------------
        Total Stockholders' Equity                                                           86,351      114,969
                                                                                        ==========================
        Total Liabilities and Stockholders' Equity                                      $ 1,622,625  $ 1,635,255
                                                                                        ==========================


   The accompanying notes are an integral part of these financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND
  PER SHARE AMOUNTS)                                                     THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------------
                                                                           1999                 1998
---------------------------------------------------------------------------------------------------------
Revenues                                                             $   383,873           $   348,173

Compensation expense, including employee benefits                        235,018               213,598
General and administrative expenses                                      114,297               109,242
                                                                      -----------------------------------
Operating expenses                                                       349,315               322,840
                                                                      -----------------------------------
Income from operations                                                    34,558                25,333
Interest expense, net                                                     (1,646)               (5,575)
Other income                                                                   -                   827
                                                                      -----------------------------------
Income before income taxes                                                32,912                20,585
Income tax provision                                                      13,494                 8,852
                                                                      -----------------------------------
                                                                          19,418                11,733
Equity in net (loss) income of unconsolidated companies                      (16)                  115
Minority interest in net loss of consolidated subsidiaries                   299                   342
                                                                      -----------------------------------
Net income                                                            $   19,701           $    12,190
                                                                      ===================================
Earnings per share:
  Basic                                                               $     0.30           $      0.24
                                                                      ===================================
  Diluted                                                             $     0.24           $      0.19
                                                                      ===================================
Weighted average shares outstanding (Note 3):
  Basic                                                               66,324,420            50,762,144
                                                                      ===================================
  Diluted                                                             81,892,192            64,453,134
                                                                      ===================================


   The accompanying notes are an integral part of these financial statements.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -------------------------------
(IN THOUSANDS)                                                                            1999            1998
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $  19,701      $  12,190
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             15,769         14,180
  Deferred income tax expense                                                                8,280          3,777
  Equity in net loss (income)  of unconsolidated companies                                      16           (115)
  Dividends from unconsolidated companies                                                      905            252
  Minority interest in net loss of consolidated subsidiaries                                  (299)          (342)
Change in assets and liabilities, excluding effects from acquisitions, dispositions and foreign exchange:
  Accounts receivable                                                                      (29,034)       (22,261)
  Costs billable to clients                                                                 (9,306)       (21,508)
  Other receivables                                                                         (9,527)        (5,031)
  Prepaid expenses and other assets                                                         (5,895)        (1,163)
  Accounts payable                                                                         (69,759)       (43,672)
  Accrued expenses and other liabilities                                                   (18,868)       (34,377)
  Accrued payroll and bonuses                                                              (26,616)       (16,556)
  Income taxes payable                                                                       1,167         (5,007)
  Deferred compensation                                                                        355          1,478
  Other                                                                                     (1,359)        (4,021)
                                                                                      -------------------------------
Net cash used in operating activities                                                    $(124,470)     $(122,176)
                                                                                      -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                    $ (14,788)     $  (7,889)
  Acquisitions, net of cash acquired                                                        (8,669)             -
  Investment in net assets of and advances to unconsolidated companies                      (1,912)        (1,030)
  Proceeds from notes receivable                                                               322            339
                                                                                     -------------------------------
Net cash used in investing activities                                                    $ (25,047)     $  (8,580)
                                                                                     -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable, net                                                         131,772         24,972
  Common stock issued                                                                        1,134          1,287
  Common stock repurchased                                                                 (42,403)             -
  Payments of deferred compensation                                                              -         (1,190)
  Payment of installment notes, net                                                              -         (2,100)
  Other financing activities                                                                   (59)          (277)
                                                                                     -------------------------------
Net cash provided by financing activities                                                $  90,444      $  22,692
                                                                                     -------------------------------
Effect of exchange rate changes on cash and cash equivalents                                   144         (1,234)
Net decrease in cash and cash equivalents                                                  (58,929)      (109,298)
Cash and cash equivalents, beginning of period                                             122,138        160,263
                                                                                     ===============================
Cash and cash equivalents, end of period                                                 $  63,209      $  50,965
                                                                                     ===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                            $   2,939      $   9,157
                                                                                     ===============================
Income taxes paid                                                                        $   4,960      $   9,237
                                                                                     ===============================

   The accompanying notes are an integral part of these financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION:

NATURE OF OPERATIONS: Young & Rubicam Inc. (the "Company") is a global marketing and communications enterprise with integrated services in advertising, perception management and public relations, branding consultation and design, sales promotion, direct marketing and healthcare communications. The Company operates in the United States, Canada, Europe, Latin America and the Asia/Pacific region as well as through certain affiliations in other parts of the world.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the full year.

NOTE 2 - USE OF ESTIMATES:

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

NOTE 3 - EARNINGS PER COMMON SHARE:

Basic net earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the three months ended March 31, 1999 and 1998. Diluted earnings per share reflects the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans. Shares used in computing basic and diluted earnings per share were as follows:

                                         THREE MONTHS ENDED MARCH 31,
                                             1999             1998
--------------------------------------------------------------------

Basic - weighted average shares           66,324,420   50,762,144
Dilutive effect of stock options          15,567,772   13,690,990
--------------------------------------------------------------------
Diluted - weighted average shares         81,892,192   64,453,134
====================================================================

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth total comprehensive income and its components:

                                                THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)                                       1999         1998
---------------------------------------------------------------------------
Net income                                          19,701     12,190
Foreign currency translation adjustments            (7,214)    (2,054)
---------------------------------------------------------------------------
Total comprehensive income                          12,487     10,136
===========================================================================


NOTE 5 - SUBSEQUENT EVENTS

ACQUISITION: On April 5, 1999, the Company announced that it had agreed to acquire KnowledgeBase Marketing, Inc., a leading customer relationship marketing service that specializes in gathering and analyzing marketing data, in a stock and cash transaction valued at approximately $175 million. The Company expects to issue approximately 2.1 million shares of common stock and to grant options to purchase approximately 600,000 additional shares of common stock in connection with this transaction. The transaction is expected to close in the second quarter of 1999.

CASH DIVIDEND: On April 29, 1999, the Company announced that the Board of Directors declared a cash dividend of $0.025 per common share, payable on June 15, 1999 to all stockholders of record as of June 1, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items derived from our consolidated statements of operations and the percentages of revenue represented by these items.

-----------------------------------------------------------------------------------------
                                                         Three Months Ended March 31,
                                                                % of               % of
(in millions)                                        1999    Revenues   1998      Revenues
-----------------------------------------------------------------------------------------
Revenues                                            $ 383.9    100.0%   $ 348.2    100.0%
Compensation expense, including employee benefits     235.0     61.2%     213.6     61.3%
General and administrative expenses                   114.3     29.8%     109.2     31.4%
-----------------------------------------------------------------------------------------
Income from operations                                 34.6      9.0%      25.3      7.3%
Net income                                           $ 19.7      5.1%   $  12.2      3.5%
=========================================================================================
* Totals may not add due to rounding.

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

          Revenues for the first quarter of 1999 increased by $35.7 million, or 10.3%, to $383.9 million compared to the first quarter of 1998. The increase was primarily due to net new business, including business from new clients and higher revenue from existing clients, that we generated from clients including Ford and AT&T. United States revenues increased by 13.1% to $208.6 million for the first quarter of 1999 compared to the first quarter of 1998. International revenues increased by 7.1% to $175.3 million, primarily due to strong performance in Europe, which was partially offset by declines in Latin America and the Asia/Pacific region and the impact of the overall strengthening of the U.S. dollar against foreign currencies. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was also 10.3%, with the impact of the strengthening of the U.S. dollar against foreign currencies offset by revenues from acquisitions. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 7.8% for the first quarter of 1999 compared to the first quarter of 1998.

     Compensation expense increased by $21.4 million to $235.0 million for the first quarter of 1999 compared to the first quarter of 1998. This increase in compensation expense was primarily due to salary increases and additional staffing to support new business growth. Compensation expense in the first quarter of 1999 decreased as a percentage of revenues to 61.2% from 61.3% in the first quarter of 1998.

     General and administrative expenses increased by $5.1 million to $114.3 million for the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily due to additional operating expenses to support new business growth, offset in part by the impact of cost containment measures implemented by management. General and administrative expenses in the first quarter of 1999 decreased as a percentage of revenues to 29.8% from 31.4% in the first quarter of 1998.

     Income from operations increased by $9.3 million, or 36.8%, to $34.6 million for the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily due to net new business gains in 1999 and improved operating margins.

     Net interest expense decreased by $3.9 million to $1.6 million for the first quarter of 1999 compared to the first quarter of 1998. The decline was due to lower average borrowing levels and lower average borrowing rates during the first quarter of 1999 compared to the first quarter of 1998.

     We recognized income tax expense of $13.5 million for the first quarter of 1999 compared to $8.9 million for the first quarter of 1998. The effective tax rate for the first quarter of 1999 was 41.0%, as compared to 43.0% in the first quarter of 1998. The decrease in the effective tax rate was due to a decrease in foreign income taxed at rates greater than the U.S statutory rate and lower taxes on U.S. income.

     Net income for the first quarter of 1999 was $19.7 million compared to net income of $12.2 million for 1998. This increase was primarily the result of revenue growth, improved operating margins, lower net borrowing costs and a reduced effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and equity repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $63.2 million and $122.1 million at March 31, 1999 and December 31, 1998. Cash used in operating activities in the first quarter of 1999 was $124.5 million compared to $122.2 million in the first quarter of 1998. Quarterly operating cash flows are significantly impacted by the seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Cash used in investing activities in the first quarter of 1999 was $25.0 million and included $14.8 million in capital expenditures and $10.2 million for net acquisitions, investments and other investing activity. In the first quarter of 1998, cash used in investing activities was $8.6 million, principally consisting of $7.9 million in capital expenditures. The majority of capital expenditures in the first quarter of 1999 were for information technology-related purchases and leasehold improvements. These capital expenditures are estimated to be approximately $65 million for the remainder of 1999. Acquisitions and investments in the first quarter of 1999 consisted primarily of the purchase of a company located in the United States specializing in grassroots issues management.

     Cash provided by financing activities in the first quarter of 1999 was $90.4 million and included net borrowings of $131.8 million. In the first quarter of 1999, we repurchased 1.1 million shares of common stock on the open market and in other transactions for an aggregate of $42.4 million. As of March 31, 1999, we had repurchased a total of 3.0 million shares under the existing
8.0 million share repurchase program. As of May 12, 1999, we had repurchased approximately 0.2 million additional shares for an aggregate of $8.3 million under the share repurchase program during the second quarter of 1999.

     In the first quarter of 1998, cash provided by financing activities was $22.7 million, reflecting borrowings under our short and long-term credit facilities that existed at that time to fund our operations and capital expenditures.

     At March 31, 1999, we had approximately $151 million in outstanding indebtedness under our $400 million credit facility. We expect to fund payments of principal and interest under this credit facility with cash from operations. We intend to increase our borrowing capacity by entering into an additional $200 million credit facility during the second quarter of 1999. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at March 31, 1999, we had no such agreements outstanding.

     At March  31,  1999,  our net  deferred  tax  assets  were  $197.1  million consisting primarily of federal, state and foreign net operating loss carryforwards and deferred tax assets resulting from prior period compensation payments made in connection with our initial public offering of common stock in 1998 and our recapitalization in 1996.

     Our $400 million credit facility contains financial and operating restrictions and covenant requirements, and permits the payment of cash dividends except in the event of a continuing default under the credit agreement. On April 29, 1999, we announced that our board of directors declared a cash dividend of $0.025 per common share, payable on June 15, 1999 to all stockholders of record as of June 1, 1999. Any determination to pay additional dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in our credit facilities.

     On April 5, 1999, we announced that we had agreed to acquire KnowledgeBase Marketing, Inc., a leading customer relationship marketing service that specializes in gathering and analyzing marketing data, in a stock and cash transaction valued at approximately $175 million. We expect to issue approximately 2.1 million shares of common stock and grant options to purchase approximately 600,000 additional shares of common stock in connection with the transaction. The transaction is expected to close in the second quarter of 1999.

     We may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or expand the geographic scope of our operations.

     We believe that cash provided by operations and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements as presently contemplated.

YEAR 2000 COMPLIANCE

     We are working to resolve the potential impact of the year 2000 on the ability of our computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century (referred to as the "Year 2000" issue). We have modified or replaced the majority of all affected systems and are in the process of testing these systems to fully validate their readiness for compliance with the Year 2000 issue. We are also dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on our own computer systems. We have performed tests of major systems in this category and have received assurances as to their readiness for compliance with the Year 2000 issue. However, we continue to monitor the adequacy of the processes and progress of other less critical vendors of systems and applications that may be affected by the Year 2000 issue and to seek assurances from these vendors that their systems are Year 2000 compliant.

     While we believe our process is designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, it is possible that our efforts, or those of third parties with whom we interact, will not be satisfactorily completed in a timely fashion. Our failure to satisfactorily address the Year 2000 issue could have a material adverse effect on our prospects, business, financial condition and results of operations.

     We do not expect the costs of our Year 2000 project to be material, and we have funded all identified remedial projects in connection with our program. However, we may experience cost overruns or delays as we replace or modify systems, which could have a material adverse effect on our prospects, business, financial condition and results of operations.

     We are presently evaluating the extent of contingency planning that may be required.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. We do not anticipate that the adoption of this statement will have a significant effect on our financial condition.

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

                                               Young & Rubicam Inc.
                                               --------------------
                                                   (Registrant)

Date:  May 17, 1999
     ----------------

                                          /s/ John A. Wozniak
                                         ------------------------------------
                                   Name:   John A. Wozniak
                                   Title:  Senior Vice President, Controller

                                             Principal Accounting Officer

                                 EXHIBIT INDEX

NUMBER              DESCRIPTION
------              -----------

27.1                Financial Data Schedule