Form 10-Q
period 1999-06-30
YOUNG & RUBICAM INC
filed 1999-08-16
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from
Commission file number 001-14093

                              YOUNG & RUBICAM INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                13-1493710
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

           285 Madison Avenue, New York, New York            10017
          (Address of principal executive offices)         (Zip Code)

                                 (212) 210-3000
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 30, 1999 was 70,173,772.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                     --------
   Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                                      2

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 1999 and 1998                                 3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998                                                  4

                  Notes to Consolidated Financial Statements                                             5 - 7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      8 - 12

PART II: OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders                                        13

   Item 6.     Exhibits and Reports on Form 8-K

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                                                             June 30,  December 31,
(in thousands, except share and per share amounts)                                                             1999         1998
                                                                                                            ---------  ------------
Current Assets
   Cash and cash equivalents                                                                              $    79,572   $   122,138
   Accounts receivable, net of allowance for doubtful accounts of $16,846 and $17,938 at
    June 30, 1999 and December 31, 1998, respectively                                                         855,630       835,284
   Costs billable to clients                                                                                   88,410        55,187
   Other receivables                                                                                           37,604        37,177
   Deferred income taxes                                                                                       46,866        46,803
   Prepaid expenses and other assets                                                                           33,407        25,979
                                                                                                            ---------     ---------
        Total Current Assets                                                                                1,141,489     1,122,568
                                                                                                            ---------     ---------
Noncurrent Assets
   Property and equipment, net                                                                                159,072       150,413
   Deferred income taxes                                                                                      155,622       158,646
   Goodwill, less accumulated amortization of $77,277 and $84,292 at June 30, 1999 and
    December 31, 1998, respectively                                                                           264,204       120,075
   Equity in net assets of and advances to unconsolidated companies                                            45,277        38,397
   Other assets                                                                                                66,589        45,156
                                                                                                            ---------     ---------
        Total Noncurrent Assets                                                                               690,764       512,687
                                                                                                            ---------     ---------
        Total Assets                                                                                      $ 1,832,253   $ 1,635,255
                                                                                                            =========     =========
Current Liabilities
   Loans payable                                                                                          $    35,976   $    31,365
   Accounts payable                                                                                           995,296     1,008,624
   Accrued expenses and other liabilities                                                                     185,135       203,099
   Accrued payroll and bonuses                                                                                 45,914        77,078
   Income taxes payable                                                                                        17,177        19,290
                                                                                                            ---------     ---------
        Total Current Liabilities                                                                           1,279,498     1,339,456
                                                                                                            ---------     ---------
Noncurrent Liabilities
   Loans payable                                                                                              214,430        31,494
   Deferred compensation                                                                                       31,856        30,635
   Other liabilities                                                                                          108,822       114,128
                                                                                                            ---------     ---------
        Total Noncurrent Liabilities                                                                          355,108       176,257
                                                                                                            ---------     ---------
Commitments and Contingencies
Minority Interest                                                                                               3,532         4,573
                                                                                                            ---------     ---------
Stockholders' Equity
   Money Market Preferred Stock - cumulative variable dividend; liquidating value of $115
    per share; one-tenth of one vote per share; authorized - 50,000 shares; issued and                           --            --
    outstanding - 87 shares
   Cumulative Participating Junior Preferred Stock - minimum $1.00 dividend; liquidating
    value of $1.00 per share; 100 votes per share; authorized - 2,500,000 shares; issued                         --            --
    and outstanding - 0 shares
   Common stock - par value $.01 per share; authorized - 250,000,000 shares; issued and outstanding - 70,056,836 shares and 66,374,569 shares at June 30, 1999 and December 31,
    1998, respectively (excluding 151,559 shares and 3,976,941 shares in treasury)                                702           704
   Capital surplus                                                                                            935,405       934,676
   Accumulated deficit                                                                                       (709,761)     (758,292)
   Cumulative translation adjustment                                                                          (25,356)      (10,810)
   Pension liability adjustment                                                                                (1,738)       (1,738)
                                                                                                            ---------     ---------
                                                                                                              199,252       164,540
   Common stock in treasury, at cost                                                                           (5,137)      (49,571)
                                                                                                            ---------     ---------
        Total Stockholders' Equity                                                                            194,115       114,969
                                                                                                            ---------     ---------
        Total Liabilities and Stockholders' Equity                                                        $ 1,832,253   $ 1,635,255
                                                                                                            =========     =========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
per share amounts)                                     -------------------------------     ------------------------------
                                                             1999             1998              1999              1998
Revenues                                               $    414,361      $    372,128      $    798,234      $    720,301

Compensation expense, including employee benefits           239,016           218,667           474,034           432,265
General and administrative expenses                         122,511           109,484           236,808           218,726
Other operating charges                                          --           234,449                --           234,449
                                                         ----------        ----------        ----------        ----------
Operating expenses                                          361,527           562,600           710,842           885,440
                                                         ----------        ----------        ----------        ----------

Income (loss) from operations                                52,834          (190,472)           87,392          (165,139)
Interest expense, net                                        (2,799)           (4,597)           (4,445)          (10,172)
Other income                                                     --             1,373                --             2,200
                                                         ----------        ----------        ----------        ----------
Income (loss) before income taxes                            50,035          (193,696)           82,947          (173,111)
Income tax provision (benefit)                               20,514           (47,057)           34,008           (38,205)
                                                         ----------        ----------        ----------        ----------
                                                             29,521          (146,639)           48,939          (134,906)
Equity in net income of unconsolidated companies              1,668             1,512             1,652             1,627
Minority interest in net (income) loss of
  consolidated subsidiaries                                    (604)             (264)             (305)               78
                                                         ----------        ----------        ----------        ----------

Income (loss) before extraordinary charge                    30,585          (145,391)           50,286          (133,201)
Extraordinary charge for early retirement of debt,
  net of tax benefit of $2,834 in 1998                           --            (4,433)               --            (4,433)
                                                         ----------        ----------        ----------        ----------

Net income (loss)                                      $     30,585      $   (149,824)     $     50,286      $   (137,634)
                                                         ==========        ==========        ==========        ==========
Earnings (loss) per share:
  Basic:
   Income (loss) before extraordinary charge           $       0.45      ($      2.45)     $       0.75      ($      2.42)
   Extraordinary charge                                          --             (0.08)               --             (0.08)
                                                         ----------        ----------        ----------        ----------
   Net income (loss)                                   $       0.45      ($      2.53)     $       0.75      ($      2.50)
                                                         ==========        ==========        ==========        ==========
  Diluted:
   Income (loss) before extraordinary charge           $       0.37      ($      2.45)     $       0.61      ($      2.42)
   Extraordinary charge                                          --             (0.08)               --             (0.08)
                                                         ----------        ----------        ----------        ----------
   Net income (loss)                                   $       0.37      ($      2.53)     $       0.61      ($      2.50)
                                                         ==========        ==========        ==========        ==========
Weighted average shares outstanding (Note 3):
  Basic                                                  67,502,175        59,272,814        66,912,004        55,040,989
                                                         ==========        ==========        ==========        ==========
  Diluted                                                82,200,161        59,272,814        82,047,778        55,040,989
                                                         ==========        ==========        ==========        ==========



   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                  --------------------------------
(in thousands)                                                                                            1999            1998
Cash flows from operating activities:
   Net income (loss)                                                                                  $  50,286       $(137,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                          32,465          28,353
  Other operating charges                                                                                    --         234,449
  Extraordinary charge, net                                                                                  --           4,433
  Deferred income tax expense (benefit)                                                                  24,049         (64,329)
  Equity in net income of unconsolidated companies                                                       (1,652)         (1,627)
  Dividends from unconsolidated companies                                                                 1,181             908
  Minority interest income (loss) of consolidated subsidiaries                                              305             (78)
Change in assets and liabilities,excluding effect from acquisitions, dispositions and foreign exchange:
  Accounts receivable                                                                                    (7,967)        (20,259)
  Costs billable to clients                                                                             (33,194)        (13,061)
  Other receivables                                                                                        (304)          2,241
  Prepaid expenses and other assets                                                                      (3,681)         (4,102)
  Accounts payable                                                                                       15,534          16,933
  Accrued expenses and other liabilities                                                                (20,074)        (35,255)
  Accrued payroll and bonuses                                                                           (30,382)        (17,607)
  Income taxes payable                                                                                   (1,687)         (4,176)
  Deferred compensation                                                                                   1,090           1,957
  Other                                                                                                  (9,074)          5,101
                                                                                                      ---------       ---------
Net cash provided by (used in) operating activities                                                   $  16,895      $  (3,753)
                                                                                                      ---------       ---------

Cash flows from investing
  activities:
  Additions to property and equipment                                                                 $ (32,516)      $ (20,044)
  Acquisitions, net of cash acquired                                                                   (102,659)          (499)
  Investment in net assets of and advances to unconsolidated companies                                  (11,558)         (2,428)
  Proceeds from notes receivable                                                                             --             339
                                                                                                      ---------       ---------
Net cash used in investing activities                                                                 $(146,733)      $ (22,632)
                                                                                                      ---------       ---------
Cash flows from financing activities:
  Proceeds from (repayments of) loans payable, net                                                    $ 156,516       $(197,028)
  Proceeds from issuance of common stock in initial public offering, net                                     --         158,637
  Common stock issued                                                                                     8,351           3,081
  Common stock repurchased                                                                              (67,810)        (10,009)
  Dividends paid                                                                                         (1,752)             --
  Payment of deferred compensation                                                                       (1,356)         (3,302)
   deferred compensation
  Payment of installment notes, net                                                                          --          (5,229)
  Other financing activities                                                                             (1,001)         (1,873)
                                                                                                      ---------       ---------
Net cash provided by (used in) financing activities                                                   $  92,948       $ (55,723)
                                                                                                      ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                                             (5,676)         (1,395)
Net decrease in cash and cash equivalents                                                               (42,566)        (83,503)
Cash and cash equivalents, beginning of period                                                          122,138         160,263
                                                                                                      ---------       ---------
Cash and cash equivalents, end of period                                                              $  79,572       $  76,760
                                                                                                      =========       ==========
Supplemental disclosure of cash flow information:
Interest paid                                                                                         $   7,479       $  12,279
                                                                                                      =========       ==========
Income taxes paid                                                                                     $  14,208       $  16,020
                                                                                                      =========       ==========
Noncash investing activity:
  Common stock issued in acquisitions                                                                 $  83,700       $      --
                                                                                                      =========       ==========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Young and Rubicam Inc. ("Y&R") is a global marketing and communications enterprise with integrated services in advertising, perception management and public relations, branding consultation and design, sales promotion, direct marketing and healthcare communications. Y&R operates, through wholly owned subsidiaries, joint ventures and non-equity affiliations, in the United States, Canada, Europe, Latin America and the Asia/Pacific region and other parts of the world.

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements of Y&R have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Y&R's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the full year.

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic net earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans, and other dilutive securities. Shares used in computing basic and diluted earnings per share were as follows:

                                                                 Three months ended                        Six months ended
                                                                      June 30,                                  June 30,
                                                            -------------------------------       --------------------------------
                                                                 1999            1998                  1999             1998
                                                            --------------- ---------------       ---------------- ---------------
Basic - weighted average shares                                  67,502,175      59,272,814             66,912,004      55,040,989
Effect of dilutive securities                                    14,697,986              --             15,135,774              --
                                                            --------------- ---------------       ---------------- ---------------

Diluted - weighted average shares                                82,200,161      59,272,814             82,047,778      55,040,989
                                                            =============== ===============       ================ ===============

In 1998, basic and dilutive weighted average shares used in the calculation were the same since the inclusion of the effect of stock options on loss per share would have been antidilutive.

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth total comprehensive income (loss) and its components:

                                                             Three months ended June 30,                 Six months ended
                                                                                                             June 30,
                                                            -------------------------------       --------------------------------
                                                                 1999            1998                  1999             1998
                                                            --------------- ---------------       ---------------- ---------------
Net income (loss)                                               $ 30,585       $ (149,824)           $  50,286        $ (137,634)
Foreign currency translation adjustment                           (7,332)             (55)             (14,546)           (2,109)
                                                            --------------- ---------------       ---------------- ---------------
Total comprehensive income (loss)                              $  23,253       $ (149,879)           $  35,740        $ (139,743)
                                                            =============== ===============       ================ ===============

NOTE 5 - ACQUISITIONS AND INVESTMENTS

On May 21, 1999, Y&R acquired KnowledgeBase Marketing, Inc. ("KBM"), a provider of database and analytical services, in a stock and cash transaction valued at approximately $175 million. In connection with this transaction, Y&R issued an aggregate of 2.1 million shares of common stock and agreed to grant options to purchase approximately 275,000 additional shares of common stock, of which approximately 255,000 were granted as of June 30, 1999. This transaction has been accounted for under the purchase method of accounting for business combinations. A preliminary allocation of the cost to acquire KBM has been made based on the fair value of KBM's net assets.

On March 31, 1999, Y&R acquired The Direct Impact Company, a company specializing in grassroots issues management. Also, effective in the second quarter, Y&R completed several other acquisitions. The aggregate purchase price of acquisitions in the first half of 1999, excluding KBM, was approximately $15 million. All such acquisitions were accounted for under the purchase method of accounting.

In June 1999, Y&R announced its intention to invest in Luminant Worldwide Corporation ("Luminant"), a newly formed internet and e-commerce services consulting firm (formerly known as Clarant Worldwide Corporation). Luminant will bring together eight companies, including the New York office of Y&R's Brand Dialogue, in the interactive media services market. Y&R expects to receive an ownership interest in Luminant in exchange for certain net assets of Brand Dialogue - New York. The closing of this transaction, which is contingent upon the completion of Luminant's initial public offering, is expected to occur later in the year.

NOTE 6 - NEW DEBT FACILITY

On June 30, 1999, Y&R increased its borrowing capacity by entering into a $200 million 364-day revolving credit facility. This facility contains certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement. Y&R is required to pay varying rates of interest on outstanding borrowings, generally based on LIBOR plus an applicable margin ranging from 0.525% to 0.70% depending on the leverage ratio. Y&R is also required to pay a facility fee ranging from 0.10% to 0.175% and, if the outstanding advances exceed 50% of the aggregate facility, a utilization fee will be charged ranging from .075% to .125%.

NOTE 7 - CASH DIVIDEND

On June 15, 1999 Y&R paid a quarterly cash dividend of $0.025 per common share to all stockholders of record as of June 1, 1999.

NOTE 8 - SUBSEQUENT EVENTS

On August 3, 1999, Y&R announced that it reached agreement with Dentsu Inc. to change the ownership and management structure of the joint venture, Dentsu Young & Rubicam ("DY&R"). This new agreement will generally result in Y&R acquiring majority ownership in and operational control of all DY&R companies throughout the principal markets in Asia, excluding Japan, for an estimated purchase price of approximately $11 million. In Japan, Dentsu will acquire a majority share. This transaction is expected to close later in the year.

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

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     Revenues for the second quarter of 1999 increased by $42.2 million, or 11.3%, to $414.4 million compared to the second quarter of 1998. The increase was primarily due to net new business, including business from new clients and higher revenue from existing clients. Acquisitions contributed 2.9% of revenue growth, or $10.8 million. United States revenues increased by 19.1%, or 14.3% excluding acquisitions, to $224.6 million for the second quarter of 1999 compared to the second quarter of 1998. International revenues increased by 3.4% to $189.8 million, primarily due to strong performance in Europe, which was partially offset by a decline in Latin America and the impact of the overall strengthening of the U.S. dollar against foreign currencies. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 10.6%, with the impact of the strengthening of the U.S. dollar against foreign currencies more than offset by revenues from acquisitions. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 6.8% for the second quarter of 1999 compared to the second quarter of 1998.

     Compensation expense increased by $20.3 million to $239.0 million for the second quarter of 1999 compared to the second quarter of 1998. This increase in compensation expense was primarily due to normal salary increases and compensation expense attributable to acquired entities. Compensation expense in the second quarter of 1999 decreased as a percentage of revenues to 57.7% from 58.8% in the second quarter of 1998, reflecting improved productivity.

     General and administrative expenses increased by $13.0 million to $122.5 million for the second quarter of 1999 compared to the second quarter of 1998. This increase was primarily due to additional operating expenses to support revenue growth, amortization of goodwill and other intangible assets attributable to acquired entities, and incremental facilities costs associated with the relocation of certain domestic offices, partially offset by our ongoing cost containment measures. General and administrative expenses in the second quarter of 1999 increased as a percentage of revenues to 29.6% from 29.4% in the second quarter of 1998.

     Effective upon the consummation of our initial public offering of common stock in May 1998, we recognized other operating charges of $234.4 million. These charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of restricted stock allocated to employees.

     Income from operations was $52.8 million for the second quarter of 1999. As a result of the $234.4 million other operating charge associated with our initial public offering, loss from operations was $190.5 million for the second quarter of 1998. Excluding the other operating charge in 1998, income from operations increased $8.9 million, or 20.1%, in the second quarter of 1999 compared to the second quarter of 1998.

     Net interest expense decreased by $1.8 million to $2.8 million for the second quarter of 1999 compared to the second quarter of 1998. The decline was due to lower average borrowing levels and lower average borrowing rates during the second quarter of 1999 compared to the second quarter of 1998.

     We recognized income tax expense of $20.5 million for the second quarter of 1999 compared to a net income tax benefit of $47.1 million for the second quarter of 1998. An income tax benefit of $64.6 million in 1998 was attributable to other operating charges incurred in connection with our initial public offering and reflected the anticipated federal, state and foreign tax effect of these charges after consideration of valuation allowances for certain non - U.S. deductions, partially offset by income tax expense of $17.5 million. The effective tax rate for the second quarter of 1999 was 41.0% compared to 43.0% in the second quarter of 1998, after excluding the benefit derived from the other operating charges. The decrease in the effective tax rate resulted from various international tax initiatives and a shift in foreign income to jurisdictions taxed at rates lower than the U.S. statutory rate.

     In May 1998, we incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to a previous credit facility.

     Net income for the second quarter of 1999 was $30.6 million compared to net loss of $149.8 million for 1998, primarily as a result of the other operating charge incurred in 1998 in connection with our initial public offering. Excluding the other operating charge and extraordinary charge in 1998, net income increased $6.1 million, or 24.9%, in the second quarter of 1999 compared to the second quarter of 1998. This increase was principally due to revenue growth, improved operating margins, lower net borrowing costs and a reduced effective tax rate.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues for the six months ended June 30, 1999 increased by $77.9 million, or 10.8%, to $798.2 million compared to the six months ended June 30, 1998. The increase was primarily due to net new business, including business from new clients and higher revenue from existing clients. Acquisitions contributed 1.8% of revenue growth, or $13.3 million. United States revenues increased by 16.3%, or 13.6% excluding acquisitions, to $433.2 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. International revenues increased by 4.9% to $365.1 million, primarily due to strong performance in Europe, which was partially offset by declines in Latin America and Asia and the impact of the overall strengthening of the U.S. dollar against foreign currencies. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 10.5%, with the impact of the strengthening of the U.S. dollar against foreign currencies more than offset by revenues from acquisitions. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 7.0% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

     Compensation expense increased by $41.8 million to $474.0 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase in compensation expense was primarily due to normal salary increases and compensation expense attributable to acquired entities. Compensation expense in the six months ended June 30, 1999 decreased as a percentage of revenues to 59.4% from 60.0% in the six months ended June 30, 1998, reflecting improved productivity.

     General and administrative expenses increased by $18.1 million to $236.8 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily due to additional operating expenses to support revenue growth, amortization of goodwill and other intangible assets attributable to acquired entities, and incremental facilities costs associated with the relocation of certain domestic offices, partially offset by our ongoing cost containment measures. General and administrative expenses in the six months ended June 30, 1999 decreased as a percentage of revenues to 29.7% from 30.4% in the six months ended June 30, 1998.

     Effective upon the consummation of our initial public offering of common stock in May 1998, we recognized other operating charges of $234.4 million. These charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of restricted stock allocated to employees.

     Income from operations was $87.4 million for the six months ended June 30, 1999. As a result of the $234.4 million other operating charge associated with our initial public offering, loss from operations was $165.1 million for the six months ended June 30, 1998. Excluding the other operating charge in 1998, income from operations increased $18.1 million, or 26.1%, in the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

     Net interest expense decreased by $5.7 million to $4.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decline was due to lower average borrowing levels and lower average borrowing rates during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

     We recognized income tax expense of $34.0 million for the six months ended June 30, 1999 compared to an income tax benefit of $38.2 million for the six months ended June 30, 1998. An income tax benefit of $64.6 million in 1998 was attributable to other operating charges incurred in connection with our initial public offering and reflected the anticipated federal, state and foreign tax effect of these charges after consideration of valuation allowances for certain non - U.S. deductions, partially offset by income tax expense of $26.4 million. The effective tax rate for the six months ended June 30, 1999 was 41.0% compared to 43.0% in the six months ended June 30, 1998, after excluding the benefit derived from the other operating charges. The decrease in the effective tax rate resulted from various international tax initiatives and a shift in foreign income to jurisdictions taxed at rates lower than the U.S. statutory rate.

     In May 1998, we incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to a previous credit facility.

     Net income for the six months ended June 30, 1999 was $50.3 million compared to net loss of $137.6 million for 1998, primarily as a result of the other operating charge incurred in 1998 in connection with our initial public offering. Excluding the other operating charge and extraordinary charge in 1998, net income increased $13.6 million, or 37.1%, in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was principally due to revenue growth, improved operating margins, lower net borrowing costs and a reduced effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and equity repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $79.6 million and $122.1 million at June 30, 1999 and December 31, 1998. Cash provided by operating activities in the six months ended June 30, 1999 was $16.9 million compared to cash used in operating activities of $3.8 million in the six months ended June 30, 1998, reflecting strong business growth. Quarterly operating cash flows are significantly impacted by the seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Cash used in investing activities in the six months ended June 30, 1999 was $146.7 million and included $32.5 million in capital expenditures and $114.2 million for investments and acquisitions net of cash acquired. In the six months ended June 30, 1998, cash used in investing activities was $22.6 million, principally consisting of $20.0 million in capital expenditures. The majority of capital expenditures in the first half of 1999 were for information technology-related purchases and leasehold improvements. These capital expenditures are estimated to be approximately $50 million for the remainder of 1999. Acquisitions and investments in the first half of 1999 consisted primarily of the purchase of KnowledgeBase Marketing, Inc., a provider of database and analytical services, in a stock and cash transaction valued at approximately $175 million, and the purchase of The Direct Impact Company, a company specializing in grassroots issues management.

     Cash provided by financing activities in the six months ended June 30, 1999 was $92.9 million and included net borrowings of $156.5 million. In the six months ended June 30, 1999, we repurchased 1.7 million shares of our common stock on the open market and in other transactions for an aggregate of $67.8 million. As of June 30, 1999, we had repurchased a total of 3.6 million shares under the existing 8.0 million shares repurchase program. On July 28, 1999, our Board of Directors approved an increase of 4.0 million shares to our authorized share repurchase program, bringing the total remaining number of shares we can repurchase to 8.4 million through August 2001. In the six months ended June 30, 1998, cash used in financing activities was $55.7 million, reflecting the repayment of our previous credit facility, offset by the proceeds received from the consummation of our initial public offering and borrowings under our current credit facility.

     In the second quarter of 1999, we increased our borrowing capacity by entering into an additional $200 million credit facility. At June 30, 1999, we had approximately $214 million in outstanding indebtedness under our aggregate $600 million credit facilities. We expect to fund payments of principal and interest under these credit facilities with cash from operations. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at June 30, 1999, we had no such agreements outstanding.

     At June 30, 1999, our net deferred tax assets were $202.5 million consisting primarily of federal, state and foreign net operating loss carry forwards and deferred tax assets resulting from prior period compensation payments made in connection with our initial public offering of common stock in 1998 and our recapitalization in 1996.

     Our credit facilities contain financial and operating restrictions and covenant requirements, and permit the payment of cash dividends except in the event of a continuing default under the credit agreement. On June 15, 1999, we paid a quarterly cash dividend of $0.025 per common share to all stockholders of record as of June 1, 1999. The payment of additional dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in our credit facilities.

     We may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or expand the geographic scope of our operations.

     We believe that cash provided by operations and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements as presently contemplated.

YEAR 2000 COMPLIANCE

     We are working to resolve the potential impact of the year 2000 on the ability of our computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century (referred to as the "Year 2000" issue). We have modified or replaced the majority of all affected systems and are in the process of completing the tests of these systems to fully validate their readiness for compliance with the Year 2000 issue. We are also dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on our own computer systems. We have performed tests of major systems in this category and have received assurances as to their readiness for compliance with the Year 2000 issue. However, we continue to monitor the adequacy of the processes and progress of other less critical vendors of systems and applications that may be affected by the Year 2000 issue and to seek assurances from these vendors that their systems are Year 2000 compliant.

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

     We are presently developing transition and contingency plans for critical business processes to ensure a smooth migration into the year 2000.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2001. We do not anticipate that the adoption of this statement will have a significant effect on our financial condition.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Y&R was held on May 14, 1999. Y&R did solicit proxies. The holders of the shares of common stock and money market preferred stock entitled to vote at the Annual Meeting voted on and approved the following matters:

A. Election of three Class I Directors, each to serve for a term expiring at the Annual Meeting of Y&R's Stockholders to be held in 2002 and until his successor is duly elected and qualified.

                                      Number of Shares
         Name of Director         For               Withheld

         F. Warren Hellman        61,515,594           25,418
         Alan D. Schwartz         59,041,548        2,499,464
         Edward H. Vick           61,516,394           24,618

B. Ratification and approval of Y&R's 1997 Incentive Compensation Plan, as amended.

                                       Number of Shares
                  For              Against        Abstentions

                  46,041,566      15,485,356           14,090

C. Ratification of the appointment of the firm of PricewaterhouseCoopers LLP as Y&R's independent auditors for the year ending December 31,1999.

                                       Number of Shares
                  For              Against        Abstentions

                  61,376,922       160,550              3,540


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

                                                         Young & Rubicam Inc.
                                                         --------------------
                                                         (Registrant)

Date:  August 13, 1999

                             /s/ Jacques Tortoroli
                 --------------------------------------------
                          Name:   Jacques Tortoroli
                    Title: Senior Vice President of Finance
                         Principal Accounting Officer

                                  EXHIBIT INDEX


NUMBER                  DESCRIPTION
------                  -----------

27.1                    Financial Data Schedule