Form 10-Q
period 1999-09-30
YOUNG & RUBICAM INC
filed 1999-11-12
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1999

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


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of November 5, 1999 was 69,606,759.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                                                        PAGE NO.

   Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1999 and December 31, 1998                                                 2

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1999 and 1998                           3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998                                            4

                  Notes to Consolidated Financial Statements                                             5 - 7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      8 - 12

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 13

PART II: OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                                                           14

SIGNATURES                                                                                                15

EXHIBIT INDEX                                                                                             16

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document, information included in future filings by Young & Rubicam Inc. ("Y&R") with the United States Securities and Exchange Commission (the "SEC"), and information contained in written materials, press releases and oral statements issued by or on behalf of Y&R contain, or may contain, statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of Y&R or its officers (including statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates,"
"estimates," "continues" or similar expressions or comparable terminology, including the negative thereof) with respect to various matters. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to our performance. It is important to note that our actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including under incentive compensation arrangements entered into by us with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) our ability to successfully integrate companies and businesses that we acquire, (iv) the overall level of economic activity in the principal markets in which we conduct business and other trends affecting our financial condition or results of operations, (v) the impact of competition in the marketing and communications industry, (vi) our liquidity and financing plans and (vii) risks associated with our efforts to comply with Year 2000 requirements. All forward-looking statements in this document are based on information available to us on the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this document or otherwise.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                            SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                              1999            1998
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                $    93,326    $   122,138
   Accounts  receivable,  net of allowance for doubtful accounts of $20,218 and
    $17,938 at September 30, 1999 and December 31, 1998, respectively                           953,574        835,284
   Costs billable to clients                                                                     92,389         55,187
   Other receivables                                                                             40,505         37,177
   Deferred income taxes                                                                         46,956         46,803
   Prepaid expenses and other assets                                                             33,167         25,979
                                                                                            -----------    -----------
        Total Current Assets                                                                  1,259,917      1,122,568
                                                                                            -----------    -----------
NONCURRENT ASSETS
   Property and equipment, net                                                                  172,248        150,413
   Deferred income taxes                                                                         98,970        158,510
   Goodwill and other intangibles,  less accumulated amortization of $84,608 and
    $87,283 at September 30, 1999 and December 31, 1998, respectively                           337,614        121,005
   Equity in net assets of and advances to unconsolidated companies                             193,131         38,397
   Other assets                                                                                  42,924         44,226
                                                                                            -----------    -----------
        Total Noncurrent Assets                                                                 844,887        512,551
                                                                                            -----------    -----------
        Total Assets                                                                        $ 2,104,804    $ 1,635,119
                                                                                            ===========    ===========

CURRENT LIABILITIES
   Accounts payable                                                                         $ 1,039,996    $ 1,008,624
   Accrued expenses and other liabilities                                                       203,211        202,433
   Accrued payroll and bonuses                                                                   64,721         77,078
   Income taxes payable                                                                          17,204         19,290
   Short-term debt                                                                               44,976         32,031
                                                                                            -----------    -----------
        Total Current Liabilities                                                             1,370,108      1,339,456
                                                                                            -----------    -----------
NONCURRENT LIABILITIES
   Long-term debt                                                                               299,446         31,894
   Deferred compensation                                                                         32,878         30,635
   Other liabilities                                                                            108,625        113,592
                                                                                            -----------    -----------
        Total Noncurrent Liabilities                                                            440,949        176,121
                                                                                            -----------    -----------
Commitments and Contingencies
Minority Interests                                                                                4,176          4,573
                                                                                            -----------    -----------
STOCKHOLDERS' EQUITY
   Money Market Preferred Stock - cumulative variable dividend; liquidating value of $115 per share; one-tenth of one vote per share; authorized - 50,000 shares; issued and
    outstanding - 87 shares                                                                          --             --
   Cumulative Participating Junior Preferred Stock - minimum $1.00 dividend; liquidating value of $1.00 per share; 100 votes per share; authorized - 2,500,000 shares; issued
    and outstanding - 0 shares                                                                       --             --
   Common stock - par value $.01 per share; authorized - 250,000,000 shares; issued and outstanding - 69,705,507 shares and 66,374,569 shares at September 30, 1999 and
    December 31, 1998, respectively (excluding 502,888 shares and 3,976,941 shares in
    treasury)                                                                                       702            704
   Capital surplus                                                                              929,154        934,676
   Accumulated deficit                                                                         (637,594)      (758,292)
   Unrealized appreciation in equity securities                                                  39,166             --
   Cumulative translation adjustment                                                            (19,170)       (10,810)
   Pension liability adjustment                                                                  (1,738)        (1,738)
                                                                                            -----------    -----------
                                                                                                310,520        164,540
   Common stock in treasury, at cost                                                            (20,949)       (49,571)
                                                                                            -----------    -----------
        Total Stockholders' Equity                                                              289,571        114,969
                                                                                            -----------    -----------
        Total Liabilities and Stockholders' Equity                                          $ 2,104,804    $ 1,635,119
                                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND                             THREE MONTHS ENDED              NINE MONTHS ENDED
  PER SHARE AMOUNTS)                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -------------------------------   ------------------------------
                                                         1999            1998              1999            1998
--------------------------------------------------------------------------------------------------------------------
Revenues                                             $    428,452    $    375,419    $  1,226,686    $  1,095,720

Compensation expense, including employee benefits         250,457         227,184         724,491         659,449
General and administrative expenses                       122,690         106,057         359,498         324,783
Other charges                                                  --              --              --         234,449
                                                     ------------    ------------    ------------    ------------
Operating expenses                                        373,147         333,241       1,083,989       1,218,681
                                                     ------------    ------------    ------------    ------------
Operating profit (loss)                                    55,305          42,178         142,697        (122,961)
Interest expense, net                                       4,779           2,843           9,224          13,015
Other income                                               70,835              --          70,835           2,200
                                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes                         121,361          39,335         204,308        (133,776)
Income tax provision (benefit)                             47,715          15,914          81,723         (22,291)
                                                     ------------    ------------    ------------    ------------
                                                           73,646          23,421         122,585        (111,485)
Equity in net income of unconsolidated companies            1,397           1,567           3,049           3,194
Minority interest in net income of consolidated
  subsidiaries                                             (1,101)           (682)         (1,406)           (604)
                                                     ------------    ------------    ------------    ------------
Income (loss) before extraordinary charge                  73,942          24,306         124,228        (108,895)
Extraordinary charge for early retirement of debt,
  net of tax benefit of $2,834                                 --              --              --          (4,433)
                                                     ------------    ------------    ------------    ------------
Net income (loss)                                    $     73,942    $     24,306    $    124,228    $   (113,328)
                                                     ------------    ------------    ------------    ------------
Earnings (loss) per share:
  Basic:
   Income (loss) before extraordinary charge         $       1.06    $       0.36    $       1.83    $      (1.84)
   Extraordinary charge                              $         --    $         --    $         --    $      (0.08)
                                                     ------------    ------------    ------------    ------------
   Net income (loss)                                 $       1.06    $       0.36    $       1.83           (1.92)
                                                     ============    ============    ============    ==============
  Diluted:
   Income (loss) before extraordinary charge         $       0.88    $       0.29    $       1.50    $      (1.84)
   Extraordinary charge                              $         --    $         --    $         --    $      (0.08)
                                                     ------------    ------------    ------------    --------------
   Net income (loss)                                 $       0.88    $       0.29    $       1.50    $      (1.92)
                                                     ============    ============    ============    ==============
Weighted average shares outstanding (Note 3):
  Basic                                                69,911,071      66,608,726      67,914,158      58,939,274
                                                     ============    ============    ============    ==============
  Diluted                                              83,805,721      82,764,754      82,595,373      58,939,274
                                                     ============    ============    ============    ==============

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
(IN THOUSANDS)                                                                              1999            1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                       $ 124,228    $(113,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                               51,535       43,061
  Other charges                                                                                   --      234,449
  Other income                                                                               (70,835)      (2,200)
  Extraordinary charge, net                                                                       --        4,433
  Deferred income tax expense (benefit)                                                       62,125      (34,589)
  Equity in net income of unconsolidated companies                                            (3,049)      (3,194)
  Dividends from unconsolidated companies                                                      3,577        1,427
  Minority interest in net income of consolidated subsidiaries                                 1,406          604
Change in assets and liabilities, excluding effects from acquisitions, dispositions and foreign exchange:
  Accounts receivable                                                                        (68,860)      15,450
  Costs billable to clients                                                                  (31,908)     (24,861)
  Other receivables                                                                           (4,120)      (3,247)
  Prepaid expenses and other assets                                                            2,284      (12,218)
  Accounts payable                                                                            53,334      (26,995)
  Accrued expenses and other liabilities                                                     (26,496)     (33,255)
  Accrued payroll and bonuses                                                                (14,942)      (5,901)
  Income taxes payable                                                                        (2,286)     (23,996)
  Deferred compensation                                                                        2,112        3,209
  Other                                                                                       (7,714)       3,224
                                                                                           ---------    ---------
Net cash provided by operating activities                                                     70,391       22,073
                                                                                           ---------    ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property and equipment                                                        (53,947)     (34,784)
  Acquisitions, net of cash acquired                                                        (135,722)        (499)
  Investment in net assets of and advances to unconsolidated companies                       (22,036)      (4,316)
  Proceeds from notes receivable                                                                  --          339
                                                                                           ---------    ---------
Net cash used in investing activities                                                       (211,705)     (39,260)
                                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) debt, net                                                    209,262     (203,436)
  Proceeds from issuance of common stock in initial public offering, net                          --      158,637
  Common stock issued                                                                          9,606        7,431
  Common stock repurchased                                                                  (100,328)     (31,892)
  Dividends paid                                                                              (3,494)          --
  Payment of deferred compensation                                                            (1,356)      (3,985)
  Other financing activities                                                                  (1,535)      (2,199)
                                                                                           ---------    ---------
Net cash provided by (used in) financing activities                                          112,155      (75,444)
                                                                                           ---------    ---------
Effect of exchange rate changes on cash and cash equivalents                                     347        3,549
Net decrease in cash and cash equivalents                                                    (28,812)     (89,082)
Cash and cash equivalents, beginning of period                                               122,138      160,263
                                                                                           ---------    ---------
Cash and cash equivalents, end of period                                                   $  93,326    $  71,181
                                                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                              $  14,878    $  24,660
                                                                                           =========    =========
Income taxes paid                                                                          $  20,363    $  30,760
                                                                                           =========    =========
NONCASH INVESTING ACTIVITY:
  Common stock issued in acquisitions                                                      $  85,583    $     --
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

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Young and Rubicam Inc. ("Y&R") is a global marketing and communications enterprise with integrated services in advertising, perception management and public relations, branding consultation and design, sales promotion, direct marketing and healthcare communications. Y&R operates, through wholly owned subsidiaries, joint ventures and non-equity affiliations, in the United States, Canada, Europe, Latin America, the Asia/Pacific region and other parts of the world.

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

NOTE 3 - EARNINGS PER COMMON SHARE

Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans, and other dilutive securities. Shares used in computing basic and diluted earnings per share were as follows:

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                              ----------------------------          -----------------------------
                                                                 1999              1998                1999               1998
                                                                 ----              ----                ----               ----
Basic - weighted average shares                               69,911,071        66,608,726          67,914,158         58,939,274
Effect of dilutive securities                                 13,894,650        16,156,028          14,681,215                 --
                                                              ----------        ----------          ----------         ----------
Diluted - weighted average shares                             83,805,721        82,764,754          82,595,373         58,939,274
                                                              ==========        ==========          ==========         ==========

In the nine months ended September 30, 1998, basic and dilutive weighted average shares used in the calculation were the same since the inclusion of the effect of stock options on loss per share would have been antidilutive.

NOTE 4 - COMPREHENSIVE INCOME

The following table sets forth total comprehensive income (loss) and its components:


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                               ---------------------    ---------------------
                                                   1999       1998         1999         1998
                                                   ----       ----         ----         ----
Net income (loss)                              $  73,942   $  24,306    $ 124,228   $(113,328)
Unrealized appreciation in equity securities      39,166          --       39,166          --
Foreign currency translation adjustment            6,186       5,036       (8,360)      2,927
                                               ---------   ---------    ---------   ---------
Total comprehensive income (loss)              $ 119,294   $  29,342    $ 155,034   $(110,401)
                                               =========   =========    =========   =========


NOTE 5 - ACQUISITIONS

On September 21, 1999, Y&R contributed $15 million and certain net assets of its Brand Dialogue operations (the "Brand Dialogue Contributed Assets") in exchange for an ownership interest in Luminant Worldwide Corporation ("Luminant"), a newly formed internet and e-commerce services firm that provides strategic consulting, content development and systems integration capabilities to its clients. Under the terms of the contribution agreement between Luminant and Y&R, Y&R is eligible to receive future contingent consideration from Luminant in the form of non-voting shares of Luminant common stock and/or cash, at Luminant's discretion, based on the revenue and operating profit performance of the Brand Dialogue Contributed Assets for the period from July 1, 1999 through December 31, 1999, and on the consolidated performance of Luminant for the first six months of 2000. Y&R recognized a net after-tax gain of approximately $42 million on the sale of the Brand Dialogue Contributed Assets in the third quarter of 1999. (For information regarding the accounting treatment for the Luminant securities, see Note 6 below.)

Effective August 2, 1999, the ownership and management structure of Dentsu Young & Rubicam ("DY&R") was amended. The agreement resulted in Y&R acquiring majority ownership in and operational control of all DY&R companies throughout principal markets in Asia, excluding Japan. In Japan, Dentsu has acquired a majority share. Y&R paid approximately $6 million for the incremental ownership interest and in the first quarter of 2001, will pay $4 million and may pay contingent consideration of up to an additional $1.5 million in connection with this transaction, subject to DY&R's financial performance. Effective August 2, 1999, Y&R commenced consolidating the results of DY&R for those markets where it holds a majority ownership interest. A preliminary allocation of the cost to acquire the additional interest in DY&R has been made based upon the fair value of the net assets.

On May 21, 1999, Y&R acquired KnowledgeBase Marketing, Inc. ("KBM"), a provider of database and analytical services, in a stock and cash transaction valued at approximately $175 million. In connection with this transaction, Y&R issued an aggregate of 2.1 million shares of common stock and agreed to grant options to purchase approximately 275,000 additional shares of common stock, of which approximately 255,000 were granted as of September 30, 1999. This transaction has been accounted for under the purchase method of accounting for business combinations. A preliminary allocation of the cost to acquire KBM has been made based upon the fair value of KBM's net assets.

Also during the nine months ended September 30, 1999, Y&R acquired The Direct Impact Company, a company specializing grassroots issues management, Rainey, Kelly, Campbell, Roalfe, a London-based advertising agency, a majority ownership interest in The Banner Corporation, a European marketing communications firm specializing in the technology sector, and made several other acquisitions and equity investments for which the aggregate purchase price was approximately $60 million. Some of these transactions may require Y&R to pay additional amounts as contingent consideration over a period not to exceed five years, based on company performance and the achievement of stipulated targets. All of these acquisitions were accounted for under the purchase method of accounting and a preliminary allocation of the costs to acquire these entities has been made based on the fair value of the net assets.

NOTE 6 - INVESTMENTS

In September 1999, Y&R acquired an ownership interest in Luminant. Y&R accounts for its investment in Luminant under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 1999, the fair market value of the Luminant stock was $154.6 million. In accordance with SFAS 115, the unrealized gain on the shares of Luminant stock owned by Y&R, which are classified as available-for-sale securities, is carried net of tax as a separate component of stockholders' equity under the consolidated balance sheet caption "Unrealized appreciation in equity securities." Unrealized appreciation in equity securities, net of income taxes, included in stockholders' equity at September 30, 1999, was $39.2 million.

NOTE 7 - NEW DEBT FACILITY

On June 30, 1999, Y&R increased its borrowing capacity by entering into a $200 million 364-day revolving credit facility. This facility contains certain financial and operating restrictions and covenant requirements, including a maximum leverage ratio and a minimum interest coverage requirement. Y&R is required to pay varying rates of interest on outstanding borrowings, generally based on LIBOR plus an applicable margin ranging from 0.525% to 0.70% depending on the leverage ratio. Y&R is also required to pay a facility fee ranging from 0.10% to 0.175% and, if the outstanding advances exceed 50% of the aggregate facility, a utilization fee will be charged ranging from .075% to .125%. At September 30, 1999, Y&R had approximately $345 million in outstanding indebtedness under its aggregate $600 million credit facilities.

NOTE 8 - CASH DIVIDEND

On June 15, 1999 and September 15, 1999 Y&R paid quarterly cash dividends of $0.025 per common share to all stockholders of record as of June 1, 1999 and September 1, 1999, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Since September 30, 1999, Y&R has also acquired ownership interests in certain other entities. Cash payments made in connection with these transactions amounted to approximately $40 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     Revenues for the third quarter of 1999 increased by $53.0 million, or 14.1%, to $428.5 million compared to the third quarter of 1998. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 10.5%. Acquisitions contributed 6.3% of revenue growth, or $24.7 million. Domestic revenues increased by 18.6%, or 12.3%, excluding acquisitions, to $232.3 million for the third quarter of 1999 compared to the third quarter of 1998. International revenues increased by 9.2% to $196.2 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 8.5% for the third quarter of 1999 compared to the third quarter of 1998.

     Compensation expense increased by $23.3 million to $250.5 million for the third quarter of 1999 compared to the third quarter of 1998. This increase in compensation expense was primarily due to normal salary increases to support an increased revenue base and compensation expense attributable to acquired entities, offset by the favorable impact of a decrease in employee benefit expenses as a percentage of total compensation. Compensation expense in the third quarter of 1999 decreased as a percentage of revenues to 58.5% from 60.5% in the third quarter of 1998, principally reflecting the savings in employee benefit expenses as a percentage of total compensation.

     General and administrative expenses increased by $16.6 million to $122.7 million for the third quarter of 1999 compared to the third quarter of 1998. This increase was primarily due to additional operating expenses to support revenue growth, incremental facilities costs associated with the expansion and relocation of certain domestic and international offices, and amortization of goodwill and other intangible assets attributable to acquired entities, partially offset by ongoing cost containment initiatives. General and administrative expenses in the third quarter of 1999 increased modestly as a percentage of revenues to 28.6% from 28.3% in the third quarter of 1998, substantially due to increased facilities expenses and goodwill amortization related to acquired entities.

     Operating profit was $55.3 million for the third quarter of 1999, as compared to $42.2 million for the third quarter of 1998. The operating profit margin in the third quarter of 1999 was 12.9%, a 170 basis point improvement over an operating profit margin of 11.2% for the third quarter of 1998.

     Net interest expense increased by $1.9 million to $4.8 million for the third quarter of 1999 compared to the third quarter of 1998. The increase was due to higher average borrowing levels to support acquisitions, investment activity and share repurchases, partially offset by lower average borrowing rates.

     Other income of $70.8 million represented the net pre-tax gain on the sale of certain assets of our Brand Dialogue operations in exchange for an ownership interest in Luminant Worldwide Corporation ("Luminant").

     Income tax expense was $47.7 million for the third quarter of 1999 compared to a net income tax expense of $15.9 million for the third quarter of 1998. The effective tax rate for the third quarter of 1999 was 39.3% compared to 40.5% in the third quarter of 1998. The decrease in the effective tax rate resulted from various tax planning initiatives and a shift in foreign income to jurisdictions taxed at rates lower than the U.S. statutory rate, which continue to favorably impact estimated full-year income tax expense.

     Effective August 2, 1999, we commenced consolidating the results of Dentsu Young & Rubicam ("DY&R") for those markets where we hold a majority ownership interest. This has resulted in a decrease in equity in net income of unconsolidated companies and an increase in minority interest in net income of consolidated subsidiaries in the third quarter of 1999 as compared to the third quarter of 1998.

     Net income was $73.9 million, or $0.88 per diluted share, for the third quarter of 1999. Excluding the net gain related to the Luminant transaction, net income was $31.4 million, or $0.38 per diluted share. This compares to net income for the third quarter of 1998 of $24.3 million, or $0.29 per diluted share, a 31% increase in earnings per diluted share, principally due to revenue growth, improved operating margins and a reduced effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues for the nine months ended September 30, 1999 increased by $131.0 million, or 12.0%, to $1,226.7 million compared to the nine months ended September 30, 1998. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 10.5%. Acquisitions contributed 3.4% of revenue growth, or $38.3 million. Domestic revenues increased by 17.1%, or 13.2% excluding acquisitions, to $665.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. International revenues increased by 6.4% to $561.3 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 7.5% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     Compensation expense increased by $65.0 million to $724.5 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase in compensation expense was primarily due to normal salary increases to support an increased revenue base and compensation expense attributable to acquired entities, offset by the favorable impact of a decrease in employee benefit expenses as a percentage of total compensation. Compensation expense in the nine months ended September 30, 1999 decreased as a percentage of revenues to 59.1% from 60.2% in the nine months ended September 30, 1998, principally reflecting the savings in employee benefit expenses as a percentage of total compensation and improved productivity.

     General and administrative expenses increased by $34.7 million to $359.5 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily due to additional operating expenses to support revenue growth, amortization of goodwill and other intangible assets attributable to acquired entities, and incremental facilities costs associated with the expansion and relocation of certain domestic and international offices, partially offset by our ongoing cost containment initiatives. General and administrative expenses in the nine months ended September 30, 1999 decreased modestly as a percentage of revenues to 29.3% from 29.6% in the nine months ended September 30, 1998.

     Effective upon the consummation of our initial public offering of common stock in May 1998, we recognized other operating charges of $234.4 million. These charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of restricted stock allocated to employees.

     Operating profit was $142.7 million for the nine months ended September 30, 1999. As a result of the $234.4 million other operating charge associated with our initial public offering, operating loss was $123.0 million for the nine months ended September 30, 1998. Excluding the other operating charge in 1998, operating profit increased $31.2 million, or 28.0%, in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The operating profit margin for the nine months ended September 30, 1999 was 11.6%, a 140 basis point improvement over the pro forma 1998 nine-month period, excluding the effect of certain non-cash charges related to our initial public offering.

     Net interest expense decreased by $3.8 million to $9.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decline was due to lower average borrowing levels and lower average borrowing rates during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     Income tax expense was $81.7 million for the nine months ended September 30, 1999 compared to an income tax benefit of $22.3 million for the nine months ended September 30, 1998. In 1998, an income tax benefit of $64.6 million was attributable to other operating charges incurred in connection with our initial public offering and reflected the anticipated federal, state and foreign tax effect of these charges after consideration of valuation allowances for certain non - U.S. deductions, partially offset by income tax expense of $42.3 million. The effective tax rate for the nine months ended September 30, 1999 was 40.0% compared to 42.0% in the nine months ended September 30, 1998, after excluding the benefit derived from the other operating charges. The decrease in the effective tax rate resulted from various tax planning initiatives and a shift in foreign income to jurisdictions taxed at rates lower than the U.S. statutory rate.

     In May 1998, we incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to a previous credit facility.

     Net income for the nine months ended September 30, 1999 was $124.2 million, or $1.83 per diluted share, inclusive of the net gain of approximately $42 million related to the Luminant transaction. The net loss of $113.3 million for 1998 reflects other operating charges incurred in 1998 in connection with our initial public offering. Excluding the net gain related to the Luminant transaction in 1999, and the other operating charges and extraordinary charge in 1998, net income increased 34% to $81.7 million, or $0.99 per diluted share, in the nine months ended September 30, 1999. This increase was principally due to revenue growth, acquisition activity, improved operating margins, lower net borrowing costs and a reduced effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and equity repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $93.3 million and $122.1 million at September 30, 1999 and December 31, 1998, respectively. Cash provided by operating activities in the nine months ended September 30, 1999 was $70.4 million compared to cash provided by operating activities of $22.1 million in the nine months ended September 30, 1998, reflecting business growth and improved operating margins. Quarterly operating cash flows are significantly impacted by seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Cash used in investing activities in the nine months ended September 30, 1999 was $211.7 million and included $53.9 million in capital expenditures and $157.7 million for investments and acquisitions, net of cash acquired. In the nine months ended September 30, 1998, cash used in investing activities was $39.3 million, principally consisting of $34.8 million in capital expenditures. The majority of capital expenditures in the nine months of 1999 were for leasehold improvements and information technology-related purchases. Additional capital expenditures are estimated to be approximately $25 million for the remainder of 1999. Acquisitions and investments in the nine months ended
September 30, 1999 consisted primarily of the purchase of KnowledgeBase Marketing, Inc., a provider of database and analytical services, and the contribution of $15 million and certain net assets of our Brand Dialogue operations in exchange for an ownership interest in Luminant.

     Cash provided by financing activities in the nine months ended September 30, 1999 was $112.2 million and included net borrowings of $209.3 million. On July 28, 1999, our Board of Directors approved an increase of 4.0 million shares to our authorized share repurchase program, bringing the total shares we can repurchase through August 2001 under the repurchase program to 12 million. In the nine months ended September 30, 1999, we repurchased 2.5 million shares of our common stock on the open market and in other transactions for an aggregate of $100.3 million. From October 1, 1999 through November 5, 1999, we repurchased an additional approximately 900,000 shares of common stock at an average price of $44.95 on the open market and in other transactions. This brings the total to
5.3 million shares repurchased under our authorized repurchase program. In the nine months ended September 30, 1998, cash used in financing activities was $75.4 million, reflecting the repayment of our previous credit facility, offset in part by the proceeds received from the consummation of our initial public offering and borrowings under our current credit facility.

     On June 30, 1999, we increased our borrowing capacity by entering into an additional $200 million credit facility. At September 30, 1999, we had approximately $345 million in outstanding indebtedness under our aggregate $600 million credit facilities. We expect to fund payments of principal and interest under these credit facilities with cash from operations. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at September 30, 1999, we had no such agreements outstanding.

     At September 30, 1999, our net deferred tax assets were $145.9 million consisting primarily of federal, state and foreign net operating loss carry forwards and deferred tax assets resulting from prior period compensation payments made in connection with our initial public offering in 1998 and our recapitalization in 1996.

     Our credit facilities contain financial and operating restrictions and covenant requirements, and permit the payment of cash dividends except in the event of a continuing default under the credit agreements. On June 15, 1999 and September 15, 1999, we paid a quarterly cash dividend of $0.025 per common share to all stockholders of record as of June 1, 1999 and September 1, 1999, respectively. The payment of additional dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in our credit facilities.

     We may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or expand the geographic scope of our operations.

     We believe that cash provided by operations and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements as presently contemplated.

YEAR 2000 COMPLIANCE

     We continue to work to resolve the potential impact of the year 2000 on the ability of our computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century (referred to as the "Year 2000" issue.) We have modified or replaced all significant systems necessary for us to operate our business that we have identified as requiring Year 2000 remediation. We have completed the testing of all critical systems and continue working on finalizing tests for the non-critical systems. We are also dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on our own computer systems. We have performed tests of major systems in this category and have received assurances as to their readiness for compliance with the Year 2000 issue.

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

     The out-of-pocket costs incurred in the first nine months of 1999 for the Year 2000 issue were not material to consolidated results of operations and are expected to be immaterial for the year ended December 31, 1999. We have funded all identified remedial projects in connection with our program. We may experience cost overruns or delays as we replace or modify systems, however, which could have a material adverse effect on our prospects, business, financial condition and results of operations.

We have completed the assessment and compliance testing phases and believe that the implementation phase of the Year 2000 readiness plan will be substantially completed during the fourth quarter. Contingency planning for critical business processes will continue through the fourth quarter, to seek to ensure a smooth migration into the year 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Y&R's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. Our 1998 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of September 30, 1999, no material change has occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1998, except as noted below.

   At September 30, 1999, Y&R had $344.4 million in outstanding indebtedness as compared to $63.9 million at December 31, 1998. For floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Based on outstanding indebtedness as of September 30, 1999, the annual after-tax earnings and related cash flows impact resulting from a one percentage point increase or decrease in interest rates would be approximately $2 million, holding other variables constant.

   On September 21, 1999, Y&R received equity securities in Luminant Worldwide Corporation ("Luminant"), a newly formed, publicly traded internet and e-commerce services firm, in exchange for $15 million and certain net assets of our Brand Dialogue operations. The value of these equity securities has since appreciated significantly. However, the value of the equity securities may fluctuate based on the volatility of Luminant's stock price and other general market conditions. We have classified these Luminant securities as available-for-sale securities and, as such, they are carried net of tax as a separate component of stockholders' equity under the consolidated balance sheet caption "Unrealized appreciation in equity securities." (For further information regarding the accounting treatment for the Luminant securities, see Note 6 of the Notes to the Consolidated Financial Statements.)

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

Date:  November 12, 1999


                              /s/ Jacques Tortoroli
                  --------------------------------------------
                             Name: Jacques Tortoroli
                     Title: Senior Vice President of Finance
                          Principal Accounting Officer

                                  EXHIBIT INDEX

NUMBER     DESCRIPTION
------     -----------

10.1 Credit Agreement, dated as of June 30, 1999, among Young & Rubicam Inc. and the banks named therein.

27.1       Financial Data Schedule