Form 10-K
period 1999-12-31
YOUNG & RUBICAM INC
filed 2000-03-31
CIK 1030048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ---------------------
                                    FORM 10-K

                            ---------------------
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999   COMMISSION FILE NUMBER: 001-14093



                             YOUNG & RUBICAM INC.
            (Exact name of registrant as specified in its charter)



                    DELAWARE                                   13-1493710
-----------------------------------------------                ----------
           (State or other jurisdiction of        (I.R.S. Employer Identification No.)
            incorporation or organization)
              285 MADISON AVENUE,
                  NEW YORK, NY                                    10017
-----------------------------------------------                 ----------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:        (212) 210-3000

Securities Registered Pursuant to Section 12(b) of the Act:



                                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------------------------                    ------------------------
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

     At March 24, 2000, there were 72,284,001 shares of Common Stock outstanding; the aggregate market value of the voting and non-voting common equity held by nonaffiliates at March 24, 2000 was approximately $2,996,917,906 (based upon the closing price of the Common Stock as quoted on the New York Stock Exchange on such date).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



                CLASS                   OUTSTANDING AS OF MARCH 24, 2000
-------------------------------------   ---------------------------------
       Common Stock, $.01 Par Value                72,284,001

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement relating to its annual meeting of stockholders scheduled to be held on May 12, 2000 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             YOUNG & RUBICAM INC.
                          ---------------------------
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999





                                                                                       PAGE
                                                                                      -----
PART I
Item 1.    Business .................................................................   4
Item 2.    Properties ...............................................................  10
Item 3.    Legal Proceedings ........................................................  10
Item 4.    Submission of Matters to a Vote of Security Holders ......................  10
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ....  11
Item 6.    Selected Financial Data ..................................................  12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...............................................................  13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...............  19
Item 8.    Financial Statements and Supplementary Data ..............................  19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...............................................................  19
PART III
Item 10.   Directors and Executive Officers of the Registrant .......................  20
Item 11.   Executive Compensation ...................................................  20
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...........  20
Item 13.   Certain Relationships and Related Transactions ...........................  20

     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information to be included under the captions "Election of Directors," "Executive Officers," "Executive Compensation," "Compensation of Directors" and "Security Ownership of Principal Stockholders, Directors and Executive Officers" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders which is expected to be filed by April 14, 1999.



PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................... 21

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This document may contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document relating to the performance of Young & Rubicam Inc. It is important to note that our actual results could differ materially from those anticipated in these forward-looking statements depending on, among other important factors, (i) revenues received from clients, including revenues pursuant to incentive compensation arrangements entered into by us with certain clients, (ii) gains or losses of clients and client business and projects, as well as changes in the marketing and communications budgets of clients, (iii) our ability to successfully integrate companies and businesses that we acquire,
(iv) the overall level of economic activity in the principal markets in which we conduct business and other trends affecting our financial condition or results of operations, (v) the impact of competition in the marketing and communications industry and (vi) our liquidity and financing plans. All forward-looking statements in this document are based on information available to us on the date hereof.

ITEM 1. BUSINESS

     Since  our  founding  75 years  ago,  Young &  Rubicam  Inc.  ("Y&R" or the
"Company") has evolved from a single New York-based advertising agency to the sixth largest consolidated marketing and communications organization in the world based upon 1998 revenues. We currently operate through recognized market leaders, including:

     o Young & Rubicam Advertising (full-service advertising);

     o Dentsu, Young & Rubicam (full-service advertising in the Asia/Pacific region);

     o Y&R 2.1 (full-service on-line and off-line advertising and marketing services);

     o The   Bravo   Group   and   Kang  &  Lee  (multi-cultural  marketing  and
communications);

     o impiric (customer relationship management, direct marketing and sales promotion);

     o KnowledgeBase Marketing (customer relationship marketing);

     o Brand Dialogue (digital interactive branding and digital commerce);

     o The Media Edge (media planning, buying and placement services);

     o The   Digital   Edge  (internet  media  planning,  buying  and  placement
services);

     o Burson-Marsteller (perception management and public relations);

     o Cohn & Wolfe (full-service public relations);

     o Robinson Lerer & Montgomery (strategic corporate public relations);

     o Landor Associates (branding consultation and design services); and

     o Sudler & Hennessey (healthcare communications).

     In late 1992, we created the Key Corporate Account, or KCA, program to enhance the coordination of services sought by clients from both a global coverage as well as an integrated solutions perspective. KCAs are large global client accounts that, as a group, contribute the greatest share of our revenues and profits, and are served on a multinational basis by two or more of our businesses. Revenues from the ten largest KCAs, as a group, accounted for approximately 37% of our consolidated revenues in 1999. As part of our client focus, members of our senior management team retain ongoing responsibilities for individual KCAs in addition to their managerial roles.


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

     Customer relationship management, direct marketing and sales promotion incorporate a broad range of services, including consulting, direct mail and direct response television advertising (using toll-free 800 numbers), inbound and outbound telemarketing, database marketing and online marketing. Sales promotion includes the planning, design and implementation of merchandising and sales promotions as well as design and implementation of targeted interactive campaigns.

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


     Young & Rubicam Advertising. Young & Rubicam Advertising is one of the world's leading full-service consumer advertising agencies, offering expertise in strategic and creative development, consumer research and marketing, and media buying and planning. Young & Rubicam Advertising ranks as one of the ten largest advertising agencies based in the United States.


     Young & Rubicam Advertising operates in the Americas, Europe and Africa. Young & Rubicam Advertising services clients through the Dentsu, Young & Rubicam Partnerships across the Asia/Pacific region.


     Dentsu,  Young  &  Rubicam  Partnerships.   The  Dentsu,  Young  &  Rubicam
Partnerships ("DY&R") are a network of full-service advertising agencies that provide Young & Rubicam Advertising with access to major markets across the Asia/Pacific region. DY&R was created as a joint venture between Y&R and Dentsu, Inc. ("Dentsu") in 1991. In 1998, Dentsu ranked as the fifth largest marketing and communications organization in the world and the largest marketing and communications organization based in the Asia/Pacific region. DY&R is a series of local ventures in which Y&R typically has a majority interest in principal markets, except in Japan in which Dentsu has a majority interest, and is jointly managed and operated by Y&R and Dentsu. To maximize local brand equity and minimize conflicts, DY&R operates under different brand names and management in each of its three regions -- Asia, Australia/New Zealand and the United States.


     Y&R 2.1. Y&R 2.1 integrates on-line and off-line advertising and marketing services in support of client brands around the world.


     The Bravo Group and Kang & Lee. The Bravo Group ("Bravo") and Kang & Lee create multi-cultural marketing and communications programs targeted to the fast-growing U.S. Hispanic and Asian communities, respectively. Their multi-disciplinary services include advertising, promotion and event marketing, public relations, research and direct marketing.


     impiric. impiric, formerly known as Wunderman Cato Johnson, is a leading behavior-driven marketing and communications company. Behavior-driven marketing and communications are designed to assist clients in producing immediate sales and building brand and customer equity. impiric addresses its clients' marketing objectives through customer relationship management, consulting, direct marketing, sales promotion, television commercials and infomercials, telemarketing, customer loyalty programs, relationship marketing programs, database development and management, merchandising, entertainment and sports marketing, lead generation and new product launches.


     Headquartered in New York, impiric operates in North America, Latin America, the Asia/Pacific region, Europe, the Middle East and Africa. impiric also has significant database facilities in Europe and Latin America.

     KnowledgeBase Marketing. KnowledgeBase Marketing ("KBM") is a single source provider of integrated information-based marketing solutions to businesses in targeted high-growth industries. KBM delivers its integrated business solutions services by creating consolidated databases, and then designing, implementing and evaluating database marketing programs for clients. KBM's capabilities include data warehousing, data mining, information services and data analysis. Y&R acquired KBM in May 1999.


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


     The Media Edge. The Media Edge provides integrated media planning, buying and placement services for both Young & Rubicam Advertising and impiric. In addition, The Media Edge provides planning and buying of both traditional and direct response media, and offers a range of media-related services to clients other than those of Young & Rubicam Advertising and impiric, as well as to smaller independent advertising and communications agencies.


     The Digital Edge. The Digital Edge provides internet media planning, buying and placement services on behalf of clients of The Media Edge and its own clients. It provides services for clients' digital convergence, e-commerce and technology activities. In addition to internet opportunities, The Digital Edge provides clients with resources in areas such as addressable advertising, information-enhanced television programming and video-on-demand.


     Burson-Marsteller. Burson-Marsteller is a leading perception management, public relations and public affairs company. It provides a comprehensive range of perception management capabilities to its clients, including issues analysis, crisis management, consumer and business marketing and research, corporate communications, investor relations and public affairs advocacy. The perception management process begins with a statement of the desired business results and then identifies current and targeted perceptions, as well as different approaches to create the desired mindset with key audiences.


     Burson-Marsteller is headquartered in New York and operates in the United States, Latin America, the Asia/Pacific region and Europe.


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


     Cohn & Wolfe was founded in 1970 and was acquired by Burson-Marsteller in 1984. Cohn & Wolfe operates in North America, Europe and Australia.


     Robinson Lerer & Montgomery. Robinson Lerer & Montgomery ("RLM") specializes in working with the senior management of companies to develop and implement strategies for corporate image-building, financial transactions, crisis management, litigation support and media and investor programs. RLM was founded in 1986 and was acquired by Y&R in March 2000.


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

     Landor was founded in 1941 and was acquired by Y&R in 1989. Landor is headquartered in San Francisco and operates in the Americas, Asia/Pacific and Australia, Europe and the Middle East, including multidisciplinary consulting and design studios in New York, Seattle, Mexico City, Hamburg, London, Paris, Hong Kong and Tokyo.

     Sudler & Hennessey. Sudler & Hennessey ("S&H") is a leading healthcare communications firm that develops strategic promotional and educational programs for a wide spectrum of healthcare brands. S&H creates advertising, direct marketing and sales promotion programs for prescription drugs and over-the-counter medications. In addition, S&H provides strategic consultancy and communications support in the areas of managed care, medical devices and equipment, nutrition, veterinary medicine and general healthcare. Communications programs produced by S&H on behalf of its largely pharmaceutical industry client base are directed to a wide range of healthcare professionals as well as patients and their support networks.

     S&H was founded in 1941 and was acquired by Y&R in 1973. S&H is headquartered in New York and operates in North America, Europe and the Asia/Pacific region.


CLIENTS

     We represent clients in various industries, including automotive, consumer packaged goods, financial services, food and beverages, government services, telecommunications and the internet. Among our approximately 5,500 client accounts are a number of large multinational organizations, including AT&T, Citibank, Colgate-Palmolive, Ford Motor Company, Philip Morris and Sony. Our ten largest clients accounted for approximately 37% of consolidated revenues in 1999; our three largest clients accounted for approximately 22% of consolidated revenues in 1999 and our largest client, Ford Motor Company, accounted for approximately 13% of consolidated revenues in 1999.


OTHER INFORMATION

     For information concerning revenues and assets on a geographical basis for each of the last three years, reference is made to Note 10 -- "Worldwide Operations" of the Notes to the Consolidated Financial Statements beginning on page F-1.


DEVELOPMENTS IN 1999

     The Company completed secondary public offerings of Common Stock on May 28, 1999 pursuant to which certain selling stockholders sold an aggregate of 17,250,000 shares of Common Stock to the public, and on November 23, 1999 pursuant to which certain selling stockholders sold an aggregate of 5,515,443 shares of Common Stock to the public.

     The Company did not receive any proceeds from the sale of shares of Common Stock by the selling stockholders in either of such offerings.


COMPETITION

     The marketing and communications industry is highly competitive, and we expect it to remain so. Our principal competitors in the advertising, direct marketing and perception management and public relations businesses are large multinational marketing and communications companies, as well as numerous smaller agencies that operate only in the United States or in one or more countries or local markets. We must compete with these other companies and agencies to maintain existing client relationships and to obtain new clients and assignments. Some clients, such as U.S. governmental agencies, require agencies to compete for business at mandatory periodic intervals. We compete principally on the basis of the following factors:

     o creative reputation;

     o knowledge of media;

     o quality and breadth of services;

     o geographical coverage and diversity;

     o relationships with clients; and

     o financial controls.

     Recently, traditional advertising agencies also have been competing with major consulting firms that have developed practices in marketing and communications. New competitors also include smaller companies such as systems integrators, database marketing and modeling companies and telemarketers, which offer technological solutions to marketing and communications issues faced by clients. In addition, the trend towards consolidation of global accounts requires companies seeking to compete effectively in the international marketing and communications industry to make significant investments. These investments include additional offices and personnel around the world and new and improved technology for linking these offices and people.

     United States clients typically may cancel contracts with agencies upon 90 days' notice, and non-U.S. clients typically also may cancel contracts with agencies on 90 to 180 days' notice. In addition, clients generally remain able to move from one agency to another with relative ease. However, we believe that clients may find it increasingly difficult to terminate relationships with agencies that represent their brands on a global basis because of the complexity of coordinating creative, media and non-media services. As is typical in the marketing and communications industry, we have lost or resigned client accounts and assignments, including The Clorox Company and Blockbuster Video, for a variety of reasons, including conflicts with newly acquired clients. Although typically we have replaced these losses with new clients and assignments, we may not be successful in replacing clients that may leave Y&R or in replacing revenues when a client significantly reduces the amount of work given to Y&R. A significant reduction in the marketing and communications spending by, or the loss of, one or more of our largest clients, if not replaced by new client accounts or an increase in business from existing clients, would have a material adverse effect on our prospects, business, financial condition and results of operations.

     When we represent a client, we do not always handle all advertising, public relations or other marketing and communications services for that client. Many large multinational companies are served by a number of agencies within the marketing and communications industry. In many cases, clients' policies on conflicts of interest or desires to be served by multiple agencies result in one or more global agency networks representing a client only for a portion of its marketing and communications needs or only in particular geographic areas. In addition, the ability of agencies within marketing and communications organizations to acquire new clients or additional assignments from existing clients may be limited by the conflicts policy followed by many clients. This conflicts policy typically prohibits agencies from performing similar services for competing products or companies. Our principal international competitors are holding companies for more than one global advertising agency network. As a result, in some situations, separate agency networks within these holding companies may be able to perform services for competing products or for products of competing companies. We have one global advertising agency network. Accordingly, our ability to compete for new advertising assignments and, to a lesser extent, other marketing and communications assignments, may be limited by these conflicts policies.

     Industry practices in other areas of the marketing and communications business reflect similar concerns with respect to client relationships.


REGULATION

     The regulation of advertising takes several forms. The primary source of governmental regulation in the United States is the Federal Trade Commission ("FTC") which is charged with administering the Federal Trade Commission Act (the "FTC Act"). The FTC Act covers a wide range of practices involving false, misleading and unfair advertising. In the event of violations of federal laws or regulations, the FTC may seek cease and desist orders, may impose monetary penalties and may require other remedies. The Federal Food and Drug Administration, the Federal Communications

Commission and other agencies also have regulatory authority that affects the advertising business. In addition, many state and local governments have adopted laws and regulations similar in scope to the FTC Act and the regulations thereunder.

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

     In addition, as an international organization we are subject to the Foreign Corrupt Practices Act, which imposes civil and criminal fines and penalties on companies and individuals that violate its anti-bribery and other provisions.


EMPLOYEES

     We are highly dependent upon the skills of our creative, research, media and account personnel and practice group specialists, and their relationships with our clients. Employees generally are not subject to employment contracts and are, therefore, typically able to move within the industry with relative ease. Competition among the Company and its competitors for qualified personnel is substantial, and the Company, like its principal competitors, is vulnerable to the potentially adverse consequences that would arise from the inability to attract or retain qualified personnel. We have approximately 15,000 employees (including part-time employees) worldwide, including approximately 6,000 employed in the United States. Our U.S. employees are not covered by collective bargaining agreements. We believe that our relations with employees are satisfactory.

ITEM 2. PROPERTIES

     We own our headquarters office building at 285 Madison Avenue, New York, New York. We lease other offices and space for our facilities in New York City and elsewhere throughout the world. The following table sets forth certain information relating to our principal properties:





                                                                                        APPROXIMATE
                                                                                          SQUARE       LEASE
          LOCATION                                      USE                               FOOTAGE    EXPIRATION
---------------------------- --------------------------------------------------------- ------------ -----------
285 Madison Avenue (owned)   Young & Rubicam Advertising, impiric, Brand Dialogue        370,000        N/A
 New York, New York          and corporate headquarters
230 Park Avenue South        Burson-Marsteller, Bravo, Landor and impiric                340,500      1/22/06
 New York, New York
Gallus Park                  Young & Rubicam Advertising, impiric, Burson-Marsteller     154,000      4/26/04
 Frankfurt, Germany          and Sudler & Hennessey
825 Seventh Avenue           The Media Edge                                              111,832      1/31/10
 New York, New York
550 Town Center Drive        Young & Rubicam Advertising, Burson-Marsteller and           60,678      1/31/10
 Dearborn, Michigan          impiric
675 Avenue of the Americas   Impiric                                                      92,500      6/30/03
 New York, New York
Greater London House         Young & Rubicam Advertising, impiric and Sudler &            80,000      5/31/13
 London, U.K.                Hennessey
295 Madison Avenue           Young & Rubicam Advertising                                  65,821      1/22/06
 New York, New York
49-59 Avenue Andre Morizet   Young & Rubicam Advertising and impiric                      65,000      3/30/08
 Paris, France
100 First Plaza              Young & Rubicam Advertising, impiric, Burson-Marsteller      73,000      4/30/03
 San Francisco, California   and Bravo
Two Illinois Center          Young & Rubicam Advertising, impiric, Burson-Marsteller     122,000     11/30/11
 233 North Michigan          and Cohn & Wolfe
 Avenue
 Chicago, Illinois
1801 K Street NW             Burson-Marsteller and Cohn & Wolfe                           60,000     10/31/06
 Washington, D.C.
701 North Plano Road         KnowledgeBase Marketing                                      58,596      2/28/01
 Richardson, Texas
1001 Front Street            Landor                                                       70,000      5/31/08
 San Francisco, California
60 Bloor Street West         Young & Rubicam Advertising, impiric and Sudler &            65,000      8/31/07
 Toronto, Canada             Hennessey
7535 Irvine Center Drive     Young & Rubicam Advertising and impiric                      53,794     12/14/09
 Irvine, California

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, these existing claims, in the aggregate, are not expected to have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "YNR." The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated and dividends paid during such periods; the reported last sale price on March 24, 1999 was $49.25. As of March 24, 1999, there were approximately 1,038 holders of record of Common Stock.





                                                      DIVIDENDS PAID PER SHARE
                                 HIGH        LOW          OF COMMON STOCK
                             ----------- ----------- -------------------------
  1998
  Second Quarter (commencing
  May 12, 1998) ............ $ 33.06     $ 26.50                   --
  Third Quarter ............  35.88       28.38                    --
  Fourth Quarter ...........  33.63       19.75                    --
  1999
  First Quarter ............ $ 43.31     $ 31.25                   --
  Second Quarter ...........  44.38       37.25               $  .025
  Third Quarter ............  48.25       39.69                  .025
  Fourth Quarter ...........  73.25       43.00                  .025

     On March 15, 2000, Y&R paid a quarterly cash dividend of $0.025 per common share to all stockholders of record as of March 1, 2000. The decision whether to apply legally available funds to the payment of dividends on the Common Stock in the future will be made at the discretion of the Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions under our credit facilities. Our credit facilities contain financial and operating restrictions and covenant requirements and permit the payment of cash dividends except in the event of a continuing default under the credit agreements governing those facilities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data set forth below has been derived from and should be read in conjunction with Young & Rubicam Inc.'s ("Y&R") audited consolidated financial statements and notes thereto (the "consolidated financial statements") and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein.


SELECTED STATEMENT OF OPERATIONS IS AS FOLLOWS:





                                                                         YEAR ENDED DECEMBER 31
                                              ----------------------------------------------------------------------------
                                                    1999            1998           1997           1996           1995
                                              ---------------- -------------- -------------- -------------- --------------
(in thousands)
Revenues ....................................   $  1,717,186    $ 1,522,464    $ 1,382,740    $ 1,222,139    $ 1,085,494
Compensation expense, including
 employee benefits (1) ......................        994,119        903,948        836,150        730,261        672,026
General and administrative expenses (1) .....        514,981        455,578        463,936        391,617        356,523
Other operating charges (1) .................             --        234,449         11,925         17,166         31,465
Recapitalization-related charges (2) ........             --             --             --        315,397             --
                                                ------------    -----------    -----------    -----------    -----------
Operating expenses ..........................      1,509,100      1,593,975      1,312,011      1,454,441      1,060,014
                                                ------------    -----------    -----------    -----------    -----------
Operating profit (loss) .....................        208,086        (71,511)        70,729       (232,302)        25,480
Income (loss) before extraordinary charge.           167,099        (81,635)       (23,938)      (238,311)           820
Net income (loss) (3) .......................        167,099        (86,068)       (23,938)      (238,311)           820
Earnings (loss) per share (3):
 Basic:
   Income (loss) before extraordinary
    charge ..................................   $       2.43    $     (1.34)   $     (0.51)
   Extraordinary charge .....................             --          (0.08)            --
                                                ------------    -----------    -----------
   Net income (loss) ........................   $       2.43    $     (1.42)   $     (0.51)
                                                ------------    -----------    -----------
 Diluted:
   Income (loss) before extraordinary
    charge ..................................   $       2.02    $     (1.34)   $     (0.51)
   Extraordinary charge .....................             --          (0.08)            --
                                                ------------    -----------    -----------
   Net income (loss) ........................   $       2.02    $     (1.42)   $     (0.51)
                                                ============    ===========    ===========
Weighted average shares outstanding used to compute:
 Basic ......................................     68,688,848     60,673,994     46,949,355
                                                ============    ===========    ===========
 Diluted ....................................     82,871,725     60,673,994     46,949,355
                                                ============    ===========    ===========


------------------
(1) For a discussion of charges included in compensation expense, including employee benefits, general and administrative expenses, and other operating charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations."

(2) Represents   charges,   primarily  related  to  compensation,   recorded  in
    connection with Y&R's recapitalization in 1996 (the "Recapitalization").

(3) Net income in 1999 includes the aggregate after-tax effect of approximately $51 million ($0.62 per share) in connection with the net gain recognized on the sale of certain assets of Brand Dialogue in exchange for an ownership interest in Luminant Worldwide Corporation and additional consideration received as a result of achieving certain revenue and operating profit performance targets of the Brand Dialogue contributed assets. Net loss in 1998 includes an extraordinary loss on the retirement of debt of $4.4 million ($0.08 per share). Earnings per share for 1996 and 1995 cannot be computed because Y&R's capital structure prior to its Recapitalization consisted of both common stock and limited partnership units in predecessor entities.

SELECTED BALANCE SHEET DATA





                                                                              DECEMBER 31
                                                ------------------------------------------------------------------------
                                                    1999           1998           1997           1996           1995
                                                ------------   ------------   ------------   ------------   ------------
(in thousands)
Cash and cash equivalents ...................    $  144,517     $  122,138     $  160,263     $  110,180     $   21,646
Total assets ................................     2,414,281      1,635,119      1,537,807      1,598,812      1,226,581
Total debt ..................................       159,278         63,925        351,051        267,238        230,831
Mandatorily redeemable equity securities.....            --             --        508,471        363,264             --
Total stockholders' equity (deficit) ........       424,180        115,497       (661,714)      (480,033)        55,485

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements beginning on page F-1.


RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items derived from our consolidated statements of operations and the percentages of revenue represented by such items. References to years are to years ended December 31. Totals may not add due to rounding.





                                                           % OF                       % OF                        % OF
(IN MILLIONS)                                 1999       REVENUES       1998        REVENUES        1997        REVENUES
                                         -------------- ---------- -------------- ------------ -------------- -----------
Revenues ............................... $  1,717.2     100.0%     $  1,522.5      100.0%      $  1,382.7      100.0%
Compensation expense, including
 employee benefits .....................      994.1      57.9%          903.9       59.4%           836.2        60.5%
General and administrative expenses.....      515.0      30.0%          455.6       29.9%           463.9        33.6%
Other operating charges ................         --        --           234.4       15.4%            11.9         0.9%
                                         ----------     ------     ----------      ------      ----------      -------
Operating profit (loss) ................      208.1      12.1%          (71.5)      (4.7%)           70.7         5.1%
Net income (loss) ...................... $    167.1       9.7%     $    (86.1)      (5.7%)     $    (23.9)       (1.7%)
                                         ==========     ======     ==========      ======      ==========      =======

1999 COMPARED TO 1998

     Revenues for 1999 increased by $194.7 million, or 12.8%, to $1,717.2 million compared to 1998. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 10.4% due to the growth of existing businesses, including net new business gains and net higher spending from existing clients. Acquisitions contributed 5.0% of revenue growth, or $82.2 million. Domestic revenues increased by 16.0%, or 11.7% excluding acquisitions, to $899.8 million for 1999 compared to 1998. International revenues increased by 9.5% to $817.4 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased 9.1% for 1999 compared to 1998.

     Compensation expense increased by $90.2 million to $994.1 million for 1999 compared to 1998. This increase in compensation expense was primarily due to additional salary expense to support an increased revenue base and compensation expense attributable to acquired entities, partially offset by the favorable impact of a decrease in employee benefit expenses as a percentage of total compensation. Compensation expense in 1999 decreased as a percentage of revenues to 57.9% from 59.4% in 1998, principally reflecting the savings in employee
benefit   expenses  as  a  percentage  of  total   compensation,   and  improved
productivity.

     General and administrative expenses increased by $59.4 million to $515.0 million for 1999 compared to 1998. This increase was primarily due to additional operating expenses to support revenue growth, amortization of goodwill and other intangible assets attributable to acquired entities and incremental facilities costs associated with the expansion and relocation of certain domestic and international offices, partially offset by ongoing cost containment initiatives. General and administrative expenses for 1999 as a percentage of revenues were 30.0% as compared to 29.9% for 1998.

     Operating profit was $208.1 million for 1999. As a result of the $234.4 million of other operating charges associated with our initial public offering in 1998, operating loss was $71.5 million for 1998. Excluding the other operating charges in 1998, operating profit increased $45.1 million, or 27.7%, in 1999 compared to 1998. This increase was primarily due to net new business gains in 1999 combined with improved operating margins. The operating profit margin for 1999 was 12.1%, a 140 basis point improvement over 1998, excluding the effect of the other operating charges.


     Net interest expense decreased by $2.8 million to $14.8 million for 1999 compared to 1998. The decline was principally due to lower average borrowing rates during 1999 compared to 1998.


     Other income of $85.0 million in 1999 represented the net pre-tax gain on the sale of certain assets of our Brand Dialogue operations in exchange for an ownership interest in Luminant Worldwide Corporation ("Luminant") and additional consideration received in the fourth quarter of 1999 as a result of achieving revenue and operating profit performance targets of the Brand Dialogue contributed assets.


     Income tax expense was $111.3 million for 1999 compared to an income tax benefit of $2.6 million for 1998. In 1998, an income tax benefit of $64.6 million was attributable to the other operating charges of $234.4 million incurred in connection with our initial public offering and reflected the anticipated federal, state and foreign tax effect of these charges after consideration of valuation allowances for certain non-U.S. deductions, partially offset by income tax expense of $62.0 million. The effective tax rate for 1999 was 40.0% compared to 42.0% in 1998, after excluding the benefit derived from the other operating charges. The decrease in the effective tax rate resulted from various tax planning initiatives and a shift in foreign income to jurisdictions taxed at rates lower than the U.S. statutory rate.


     Equity in net income of unconsolidated affiliates was $4.5 million for 1999 compared to $4.7 million in 1998, reflecting improved operating results of these companies offset by the effect of the step up to majority ownership in Dentsu, Young & Rubicam companies throughout principal markets in Asia, with the exception of Japan, resulting in the consolidation of these entities from August 2, 1999.


     Minority interest in net income of consolidated companies was $4.3 million for 1999 compared to $2.0 million in 1998, primarily reflecting the effect of the acquisition on August 2, 1999 of incremental ownership interests in Dentsu, Young & Rubicam companies throughout principal markets in Asia, with the exception of Japan.


     In 1998, we incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to a previous credit facility.


     Net income for 1999 was $167.1 million. As a result of the other operating charges incurred in connection with our initial public offering in 1998, net loss was $86.1 million for 1998. Excluding the other operating charges in 1998 of $234.4 million and other income of $85.0 million in 1999, net income increased $32.3 million, or 38.5%, in 1999 compared to 1998. This increase was principally due to revenue growth, acquisition activity, improved operating margins, lower net borrowing costs and a reduced effective tax rate.


1998 COMPARED TO 1997


     Revenues for 1998 increased by $139.8 million, or 10.1%, to $1,522.5 million compared to 1997. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 12.2% due to growth of existing businesses, including net new business gains and net higher spending from existing clients. Domestic revenues increased by 17.3% to $775.7 million for 1998 compared to 1997. International revenues increased by 3.5% to $746.8 million. Excluding the effect of foreign currency fluctuations, international revenues increased 7.9% for 1998 compared to 1997.

     Compensation expense increased by $67.7 million to $903.9 million for 1998 compared to 1997. The growth in compensation expense was primarily attributable to additional staffing to support business growth and salary increases. Compensation expense in 1997 also included a $12.3 million charge primarily for deferred compensation awards granted to senior executives. Excluding the effect of the 1997 deferred compensation awards, compensation expense in 1998 decreased as a percentage of revenues to 59.4% from 59.6% in 1997.


     General and administrative expenses decreased by $8.3 million to $455.6 million for 1998 compared to 1997. This decrease was primarily due to a $25.5 million write-off in 1997 of accounts receivable, costs billable to clients and other capitalized costs with respect to the operations of Burson-Marsteller in Europe and Asia, which was partially offset in 1998 by additional operating expenses to support business growth. Excluding the effect of the Burson-Marsteller write-off, general and administrative expenses in 1998 decreased as a percentage of revenues to 29.9% from 31.7% in 1997.


     Effective upon the completion of our initial public offering in 1998, we recognized other operating charges of $234.4 million. These other operating charges consisted of non-recurring, non-cash compensation charges resulting from the vesting of shares of restricted stock allocated to employees. In 1997, we recognized $11.9 million of other operating charges for non-cash asset impairment write-downs principally related to operations in the United States, Africa, Latin America and Europe.


     As a result of the $234.4 million in other operating charges in 1998, we reported an operating loss of $71.5 million for 1998. Excluding the other operating charges described above for both 1998 and 1997, and the Burson-Marsteller write-off and deferred compensation charge in 1997, operating profit in 1998 increased by $42.4 million, or 35.2%, compared to 1997.


     Net interest expense decreased by $16.7 million to $17.7 million for 1998 compared to 1997. The decline was due to lower average borrowing levels and lower average borrowing rates during 1998 compared to 1997.


     We recognized an income tax benefit of $2.6 million for 1998 compared to income tax expense of $58.3 million for 1997. Included in 1998 is an income tax benefit of $64.6 million attributable to the other operating charges of $234.4 million described above, which reflects the anticipated federal, state and foreign tax effect of these charges after consideration of valuation allowances for certain non-U.S. deductions. The effective income tax rate was a benefit of 3.0% for 1998. Excluding the benefit derived from the other operating charges, the effective tax rate was 42% for 1998, a decrease from the 160.6% effective tax rate for 1997. The effective tax rate in 1997 includes the effect of incremental foreign taxes arising from losses outside the United States, which provided little or no tax benefit.


     Equity in net income of unconsolidated affiliates was $4.7 million for 1998 compared to $0.3 million in 1997, reflecting improved worldwide operating results by advertising agency affiliates.


     Minority interest in net income of consolidated companies was $2.0 million for 1998 compared to $2.3 million in 1997, primarily due to lower earnings from a Latin American operation.


     We incurred an extraordinary charge of $4.4 million in 1998, which is net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to a credit facility which was replaced in May 1998 in connection with our initial public offering.


     Net loss for 1998 was $86.1 million compared to a net loss of $23.9 million for 1997. Excluding the after-tax effect of the other operating charges associated with our initial public offering and the extraordinary charge in 1998, and the other operating charges, the Burson-Marsteller write-off and the deferred compensation charge in 1997, net income increased by $86.3 million in 1998 compared to 1997. This increase was primarily the result of revenue growth, improved operating margins, lower net borrowing costs and a reduced effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and equity repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $144.5 million and $122.1 million at December 31, 1999 and 1998, respectively. Cash provided by operating activities in 1999 was $326.9 million compared to $195.6 million in 1998, reflecting revenue and net income growth, improved operating margins and a significant improvement in working investment. Operating cash flows are significantly impacted by seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice, where possible, is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Free cash flow, which is defined as cash provided by operating activities less capital expenditures, totaled $240.8 million in 1999, a 100% increase from 1998.

     Cash used in investing activities in 1999 was $301.3 million and included $86.2 million in capital expenditures and $216.1 million for investments and acquisitions, net of cash acquired. In 1998, cash used in investing activities was $99.7 million, principally consisting of $76.4 million in capital expenditures. The majority of capital expenditures in 1999 were for leasehold improvements and information technology-related purchases. Acquisitions and investments in 1999 included the purchase of KnowledgeBase Marketing, Inc., the contribution of cash and certain net assets of our Brand Dialogue operations in exchange for an ownership interest in Luminant, the purchase of an incremental ownership interest in the Dentsu, Young & Rubicam companies throughout principal markets in Asia, with the exception of Japan, and an investment in DigitalConvergence.com Inc.

     Cash provided by financing activities in 1999 was $8.6 million and included net borrowings of $127.1 million. In 1998, our Board of Directors approved a plan to repurchase an aggregate of up to 8.0 million shares of our common stock in the open market or in private transactions. In 1999, our Board of Directors approved an increase of 4.0 million shares to our authorized share repurchase program, bringing the total shares we can repurchase through August 2001 under the repurchase program to 12.0 million. During 1999, we repurchased 3.5 million shares of our common stock on the open market and in other transactions at an average price of $41.70 per share for an aggregate cost of $146.0 million. From January 1, 2000 through March 15, 2000, we repurchased an additional approximately 1.7 million shares of common stock at an average price of $51.15 per share on the open market and in other transactions. This brings the total to
7.1 million shares repurchased under our authorized repurchase program. In 1998, cash used in financing activities was $136.2 million, reflecting the repayment of our previous credit facility, offset in part by the proceeds received from the consummation of our initial public offering and borrowings under our current credit facility.

     During  1999,  we  increased  our  borrowing  capacity by entering  into an
additional  $200  million  credit  facility.   At  December  31,  1999,  we  had
approximately $123.5 million in outstanding indebtedness under our aggregate $600 million credit facilities. We expect to fund payments of principal and interest under these credit facilities with cash from operations. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at December 31, 1999, we had no such agreements outstanding.

     Our credit facilities contain financial and operating restrictions and covenant requirements, including maximum leverage ratio and minimum interest coverage requirements, and permit the payment of cash dividends except in the event of a continuing default under the credit agreements. On June 15, 1999, September 15, 1999 and December 15, 1999, we paid a quarterly cash dividend of $0.025 per share of common stock to all shareholders of record as of June 1, 1999, September 1, 1999 and December 1, 1999, respectively. The payment of additional dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions in our credit facilities.

     On January 20, 2000, we completed the placement of $287.5 million of 3% convertible subordinated notes due January 15, 2005. At the option of the holder, the notes are convertible into shares of our common stock at a conversion price of $73.36 per share, subject to adjustment. We used the net proceeds of the offering to repay outstanding debt under our existing bank credit facilities and to fund operations.

     We may, from time to time, pursue acquisition opportunities that would strengthen or enhance existing capabilities or expand the geographic scope of our operations.

     At December 31, 1999, our net deferred tax assets were $85.2 million consisting primarily of federal, state and foreign net operating loss carryforwards and deferred tax assets resulting from prior period compensation payments made in connection with our initial public offering in 1998 and our recapitalization in 1996, partially offset by deferred tax liabilities related to the Luminant net gain and unrealized appreciation in equity securities.

     We believe that cash provided by operations and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements as presently contemplated.


MARKET RISK MANAGEMENT

     Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations, the impact of changes in interest rates on debt and the impact of changes in market prices on publicly traded equity securities held by us. At December 31, 1999 and 1998, the carrying value of our financial instruments approximated fair value in all material respects.


INTEREST RATE RISK

     At December 31, 1999, we had $159.3 million in outstanding indebtedness as compared to $63.9 million at December 31, 1998, consisting primarily of floating rate debt. For floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Based on outstanding indebtedness as of December 31, 1999, the annual after-tax earnings impact resulting from a one-percentage point increase or decrease in interest rates would be approximately $1.0 million, holding other variables constant.

     At December 31, 1998, we had interest rate protection agreements with respect to $31.5 million of our indebtedness. The fair value approximated the notional amount at December 31, 1998. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at December 31, 1999, we had no such agreements outstanding.


MARKET RISK

     On September 21, 1999, we received equity securities in Luminant, an internet and e-commerce services firm, in exchange for cash and certain net assets of our Brand Dialogue operations. During 1999, Y&R also made strategic investments in marketable equity securities of certain other entities and received certain marketable equity securities in exchange for services rendered. We account for our investments in equity securities with readily determinable fair values under Statement of Financial Accounting Standards ("SFAS") No. 115, which requires that certain equity securities be adjusted to market value at the end of each accounting period. The values of these securities have since appreciated significantly. However, the value of equity securities may fluctuate based on the volatility of the respective company's stock price and other general market conditions. All of these equity securities have been classified as available-for-sale securities and, as such, are carried net of tax as a separate component of stockholder's equity in the consolidated balance sheet caption "Unrealized appreciation in equity securities."


FOREIGN EXCHANGE RATE RISK

     Our consolidated financial statements are denominated in U.S. dollars. In 1999, we derived approximately 48% of our revenues from operations outside of the United States. Significant strengthening of the U.S. dollar against other major foreign currencies could have a material adverse effect on our results of operations. Substantially all of our revenues are billed in the same currency as the costs incurred to support the revenues, thereby reducing exposure to transaction gains and losses. We typically do not hedge foreign currency profits into U.S. dollars, believing that over time the costs of a hedging program would outweigh any benefit of greater predictability in our U.S. dollar-denominated profits. However, we selectively hedge some positions where management believes it is economically beneficial to do so, and base our foreign subsidiary capitalization, debt and dividend policies on minimizing currency risk. We also seek, through pricing and other means, to anticipate and avoid economic currency losses.

     We enter into forward foreign exchange contracts to hedge certain assets and liabilities, which are recorded in a currency different from that in which they will be settled. These contracts are generally entered into in order to hedge intercompany transactions. Gains and losses on these contracts generally offset losses and gains on the related foreign currency denominated intercompany transactions. The gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally a one-month maturity. At December 31, 1999, Y&R had contracts for the sale of $26.1 million and the purchase of $11.9 million of foreign currencies at fixed rates, compared to contracts for the sale of $19.4 million and the purchase of $6.1 million of foreign currencies at fixed rates at December 31, 1998.

     Management believes that any losses resulting from market risk would not have a material adverse impact on Y&R's consolidated financial position, results of operations or cash flows.


CONVERSION TO EURO

     On January 1, 1999, 11 of the member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the euro. The transition period for the introduction of the euro began on January 1, 1999. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making the conversion to the euro complete. We are addressing the issues involved with the introduction of the euro, including converting information technology systems, reassessing currency risk and negotiating and amending agreements. Based on progress to date, we believe that the use of the euro will not have a significant impact on the manner in which we conduct our business. Accordingly, conversion to the euro is not expected to have a material effect on our consolidated financial condition, results of operations or cash flows.


YEAR 2000 COMPLIANCE

     We continue to monitor the potential impact of the year 2000 on the ability of our computer systems to accurately process information with dates later than December 31, 1999, or to process date-sensitive information accurately after the turn of the century. We have modified or replaced all significant systems necessary for us to operate our business that we have identified as requiring year 2000 remediation. We are also dependent in part on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying, planning and paying for media, as well as on our own computer systems.

     Since January 1, 2000, we have experienced no material impact on our computer systems or operations as a result of the year 2000 issue. While we believe our efforts have been successful to date, because of the complexity of the year 2000 issue and the interdependence of organizations using computer systems, it is possible that our efforts, or those of third parties with whom we interact, may not be sufficient to prevent all year 2000 issues that may arise in the future. Our failure to satisfactorily and completely address the year 2000 issue could have a material adverse effect on our prospects, business, financial condition and results of operations.

     The out-of-pocket costs incurred in 1999 in respect of the year 2000 issue were not material. We have funded all remedial projects in connection with our program.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information required in response to this Item 7A, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management" and to Notes 1 and 13 of Notes to the Consolidated Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required in response to this Item 8 appear beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers and directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") expected to be filed by April 14, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated  by reference to the Proxy  Statement  expected to be filed by
April 14, 2000. Such incorporation shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Proxy Statement expected to be filed by April 14, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated  by reference to the Proxy  Statement  expected to be filed by
April 14, 2000. Such incorporation shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                     PART IV


ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)1. Financial Statements:





                                                                                              PAGE
                                                                                             -----
     Report of Management ................................................................    F-2
     Report of Independent Accountants ...................................................    F-3
     Consolidated Statements of Operations for the three years ended December 31, 1999....    F-4
     Consolidated Balance Sheets as of December 31, 1999 and 1998 ........................    F-5
     Consolidated Statements of Cash Flows for the three years ended December 31, 1999....    F-6
     Consolidated Statements of Changes in Equity (Deficit) for the three years ended
       December 31, 1999 .................................................................    F-7
     Quarterly Financial Information .....................................................    F-8
     Notes to Consolidated Financial Statements ..........................................    F-9

2. Financial Statement Schedules:



      Schedule II - Valuation and Qualifying Accounts for the three years
        ended December 31, 1999 .........................................   S-1

     All other schedules are omitted because they are not applicable.


3. Exhibits:



 3.1       Amended and Restated Certificate of Incorporation of Young & Rubicam Inc.
           (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8
           (File No. 333-57605) filed by the Company).
 3.2       Amended and Restated Bylaws of Young & Rubicam Inc. (incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).
 4.1       Specimen Certificate of Common Stock of Young & Rubicam Inc. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 (File No.
           333-46929) filed by the Company).
 4.2       Rights Agreement, dated as of May 1, 1998 (incorporated by reference from Exhibit 4.9 to the Registration Statement on Form S-8 (File No. 333-57605) filed by the Company).
 4.3       Certificate of Designation for Registrant's Cumulative Participating Junior Preferred
           Stock (incorporated by reference from Exhibit 4.3 to the Registration Statement on
           Form S-1 (File No. 333-66883) filed by the Company).
 9.1       Management  Voting  Trust  Agreement,  dated as of December  12, 1996
           (incorporated  by  reference  from  Exhibit  9.1 to the  Registration
           Statement on Form S-1 (File No. 333-46929) filed by the Company).
 9.2       Young & Rubicam Inc. Restricted Stock Trust Agreement, dated as of December 12,
           1996 (incorporated by reference from Exhibit 9.2 to the Registration Statement on Form
           S-1 (File No. 333-46929) filed by the Company).+
10.1       Contribution Agreement, dated October 30, 1996 (incorporated by reference from
           Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the
           Company).
10.2       Young & Rubicam Holdings Inc. Restricted Stock Plan (incorporated by reference from
           Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the
           Company).+

10.3        Young & Rubicam Holdings Inc. Management Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 (File No.
            333-46929) filed by the Company).+
10.4        Young & Rubicam Inc. 1997 Incentive Compensation Plan (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.5        Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December
            19, 1997, with Peter A. Georgescu (incorporated by reference from Exhibit 10.7 to the
            Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.6        Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January
            1, 1995, with Peter A. Georgescu (incorporated by reference from Exhibit 10.8 to the
            Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.7        Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January
            1, 1986, with Peter A. Georgescu (incorporated by reference from Exhibit 10.9 to the
            Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.8        Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of December
            19, 1997, with Edward Vick (incorporated by reference from Exhibit 10.13 to the
            Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.9        Young & Rubicam Inc. Select Executive Retirement Income Plan, dated as of January
            1, 1995, with Edward Vick (incorporated by reference from Exhibit 10.14 to the
            Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.10       Registration  Rights  Agreement,  dated  as  of  December  12,  1996
            (incorporated  by reference  from Exhibit 10.18 to the  Registration
            Statement on Form S-1 (File No.
            333-46929) filed by the Company).+
10.11       Letter Agreement dated June 28, 1996 by and between Young & Rubicam Inc. and
            Michael J. Dolan (incorporated by reference from Exhibit 10.20 to the Registration
            Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.12       Lease Agreement for 230 Park Avenue South (incorporated by reference from Exhibit
            10.21 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the
            Company).
10.13       H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam
            Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New
            York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and Hellman & Friedman Capital Partners III, L.P.
            (incorporated by reference from Exhibit 10.22 to the Registration Statement on Form
            S-1 (File No. 333-46929) filed by the Company).
10.14       H&F Option Agreement, dated as of December 12, 1996, among Young & Rubicam
            Holdings Inc., a New York corporation ("Holdings"), Young & Rubicam Inc., a New
            York corporation, Young & Rubicam Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and H&F Orchard Partners III, L.P. (incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).
10.15       Form of Young & Rubicam Inc. Key Corporation Managers Bonus Plan (incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1 (File No.
            333-46929) filed by the Company).+

10.16        Amendment No. 1 to Restricted Stock Trust Agreement dated as of March 13, 1998
             (incorporated by reference from Exhibit 10.25 to the Registration Statement on Form
             S-1 (File No. 333-46929) filed by the Company.+
10.17        Young & Rubicam Inc. Deferred Compensation Plan (incorporated by reference from
             Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.18        Amendment No. 1 to Young & Rubicam Inc. Deferred Compensation Plan effective as of November 19, 1997 (incorporated by reference from Exhibit 10.26 to the Annual
             Report on Form 10-K for the year ended December 31, 1998 filed by the Company).+
10.19        Amendment No. 2 to Young & Rubicam Inc. Deferred Compensation Plan effective as of January 1, 1999 (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 1998 filed by the Company).+
10.20        Young & Rubicam Inc. Grantor Trust Agreement (incorporated by reference from
             Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-46929) filed by the Company).+
10.21        Amendment to Young & Rubicam Inc. 1997 Incentive Compensation Plan
             (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form
             S-1 (File No. 333-46929) filed by the Company).+
10.22        Young & Rubicam Inc. Change in Control Severance Plan.*+
10.23        Amendment No. 2 to Young & Rubicam Inc. 1997 Incentive Compensation Plan.*+
10.24        Young & Rubicam Inc. Director Deferred Fee Plan, as amended by Amendment No. 1*+
10.25        Young & Rubicam Inc. Director Stock Option Plan.*+
10.26        Credit Agreement for the Credit Facility (incorporated by reference from Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-66883) filed by the Company).
10.27        Credit Agreement, dated as of June 30, 1999, among Young & Rubicam Inc. and the banks named therein  (incorporated  by reference from Exhibit 10.1 to the
             Quarterly  Report on Form 10-Q for the quarter ended  September 30,
             1999 filed by the Company.)
10.28        Indenture by Young & Rubicam Inc. to The Bank of New York, as Trustee, dated as of
             January 20, 2000, with respect to 3% Convertible Subordinated Notes due 2005.*
21.1         List of Subsidiaries (incorporated by reference from Exhibit 10.28 to the Registration
             Statement on Form S-1 (File No. 333-66883) filed by the Company).
23.1         Consent of PricewaterhouseCoopers LLP. *
24.1         Powers of Attorney to sign Form 10-K and resolution of Board of Directors re Power of
             Attorney. *
27.1         Financial Data Schedule (filed in electronic format only).*

----------
* Filed herewith.

+ This exhibit is a management contract or a compensatory plan or arrangement.


(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





           SIGNATURE                             TITLE                        DATE
------------------------------   ------------------------------------   ----------------
       /s/ EDWARD H. VICK        Chairman of the Board and Chief         March 24, 2000
-----------------------
                                         Creative Officer
         Edward H. Vick
   /s/ THOMAS D. BELL, JR.       President, Chief Executive Officer      March 24, 2000
-----------------------
                                            and Director
      Thomas D. Bell, Jr.
     /s/ MICHAEL J. DOLAN          Vice Chairman, Chief Financial        March 24, 2000
-----------------------
                                        Officer and Director
        Michael J. Dolan
  /s/ STEPHANIE W. ABRAMSON       Executive Vice President, General      March 24, 2000
-----------------------
                                        Counsel and Secretary
     Stephanie W. Abramson
     /s/ JACQUES TORTOROLI         Senior Vice President, Finance        March 24, 2000
-----------------------
                                 (Principal Accounting Officer)
        Jacques Tortoroli
    /s/ RICHARD S. BODMAN                     Director                   March 24, 2000
-----------------------
       Richard S. Bodman
    /s/ F. WARREN HELLMAN                     Director                   March 24, 2000
-----------------------
       F. Warren Hellman
     /s/ MICHAEL H. JORDAN                    Director                  March 24_, 2000
-----------------------
        Michael H. Jordan
/s/ SIR CHRISTOPHER LEWINTON                  Director                   March 24, 2000
-----------------------
   Sir Christopher Lewinton
   /s/ JOHN F. MCGILLICUDDY                   Director                   March 24, 2000
-----------------------
      John F. McGillicuddy
        /s/ JUDITH RODIN                      Director                   March 24, 2000
-----------------------
           Judith Rodin
     /s/ ALAN D. SCHWARTZ                     Director                   March 24, 2000
-----------------------
        Alan D. Schwartz


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              PAGE
                                                                                             -----
Report of Management .....................................................................    F-2
Report of Independent Accountants ........................................................    F-3
Consolidated Statements of Operations for the three years ended December 31, 1999 ........    F-4
Consolidated Balance Sheets as of December 31, 1999 and 1998 .............................    F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1999 ........    F-6
Consolidated Statements of Changes in Equity (Deficit) for the three years ended December
31,
 1999 ....................................................................................    F-7
Quarterly Financial Information ..........................................................    F-8
Notes to Consolidated Financial Statements ...............................................    F-9
Financial Statement Schedule II -- Valuation and Qualifying Accounts
 for the three years ended December 31, 1999..............................................    S-1

                              REPORT OF MANAGEMENT

     The management of Young & Rubicam Inc. ("Y&R") and its subsidiaries is responsible for the integrity of the financial data reported by Y&R. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, the consolidated financial position and results of operations of Y&R. These financial statements have been prepared in accordance with generally accepted accounting principles.

     The system of internal controls of Y&R is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of financial statements and other financial information. Underlying this concept of reasonable assurance is the premise that the cost of control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by Y&R through the selection and training of qualified personnel, the establishment and communication of accounting and business policies, and its internal audit program.

     The financial statements have been audited by independent accountants. Their report expresses an independent informed judgment as to the fairness of management's reported operating results and financial position. This judgment is based on the procedures described in their report.

     The Audit Committee of the Board of Directors, which is comprised solely of directors who are not officers or employees of Y&R, meets regularly with corporate management, Y&R's internal auditors and legal counsel, and the independent accountants to review the activities of each and to satisfy itself that each is properly discharging its responsibility. In addition, the Audit Committee meets on a scheduled basis with the independent accountants, without management's presence, to discuss the audit of the financial statements as well as other auditing and financial reporting matters.



      Thomas D. Bell, Jr.            Michael J. Dolan
       President and                 Vice Chairman and
     Chief Executive Officer      Chief Financial Officer


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Young & Rubicam Inc.


       In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Young & Rubicam Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
New York, New York
February 11, 2000

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                           1999          1998          1997
                                                                      ------------- ------------- --------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                                       AMOUNTS)
Revenues ............................................................  $ 1,717,186   $ 1,522,464   $ 1,382,740
Compensation expense, including employee benefits ...................      994,119       903,948       836,150
General and administrative expenses .................................      514,981       455,578       463,936
Other operating charges .............................................           --       234,449        11,925
                                                                       -----------   -----------   -----------
Operating expenses ..................................................    1,509,100     1,593,975     1,312,011
                                                                       -----------   -----------   -----------
Operating profit (loss) .............................................      208,086       (71,511)       70,729
Interest income .....................................................        9,221         8,315         8,454
Interest expense ....................................................      (24,069)      (26,001)      (42,879)
                                                                       -----------   -----------   -----------
Net interest expense ................................................      (14,848)      (17,686)      (34,425)
Other income ........................................................       84,982         2,200            --
                                                                       -----------   -----------   -----------
Income (loss) before income taxes ...................................      278,220       (86,997)       36,304
Income tax provision (benefit) ......................................      111,288        (2,644)       58,290
                                                                       -----------   -----------   -----------
                                                                           166,932       (84,353)      (21,986)
Equity in net income of unconsolidated affiliates ...................        4,509         4,707           342
Minority interest in net income of consolidated companies ...........       (4,342)       (1,989)       (2,294)
                                                                       -----------   -----------   -----------
Income (loss) before extraordinary charge ...........................      167,099       (81,635)      (23,938)
                                                                       -----------   -----------   -----------
Extraordinary charge for early retirement of debt, net of tax .......           --        (4,433)           --
                                                                       -----------   -----------   -----------
Net income (loss) ...................................................  $   167,099   $   (86,068)  $   (23,938)
                                                                       ===========   ===========   ===========
Earnings (loss) per share:
Basic:
 Income (loss) before extraordinary charge ..........................  $      2.43   $     (1.34)  $     (0.51)
 Extraordinary charge ...............................................           --       (  0.08)           --
                                                                       -----------   -----------   -----------
 Net income (loss) ..................................................  $      2.43   $     (1.42)  $     (0.51)
                                                                       ===========   ===========   ===========
Diluted:
 Income (loss) before extraordinary charge ..........................  $      2.02   $     (1.34)  $     (0.51)
 Extraordinary charge ...............................................           --       (  0.08)           --
                                                                       -----------   -----------   -----------
 Net income (loss) ..................................................  $      2.02   $     (1.42)  $     (0.51)
                                                                       -===========   ===========   ===========
Weighted average shares outstanding
 Basic ..............................................................   68,688,848    60,673,994    46,949,355
                                                                       ===========   ===========   ===========
 Diluted ............................................................   82,871,725    60,673,994    46,949,355
                                                                       ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                   DECEMBER 31,
                                                                                           -----------------------------
                                                                                                1999           1998
                                                                                           -------------- --------------
                                                                                               (IN THOUSANDS, EXCEPT
                                                                                           SHARE AND PER SHARE AMOUNTS)
CURRENT ASSETS
 Cash and cash equivalents ...............................................................  $   144,517    $   122,138
 Accounts receivable, net of allowance for doubtful accounts of $25,012 and $17,938 at
  December 31, 1999 and December 31, 1998, respectively ..................................    1,031,445        835,284
 Costs billable to clients ...............................................................       76,982         55,187
 Other receivables .......................................................................       43,138         37,177
 Deferred tax benefits ...................................................................       50,302         46,803
 Prepaid expenses and other current assets ...............................................       27,803         25,979
                                                                                            -----------    -----------
  Total Current Assets ...................................................................    1,374,187      1,122,568
                                                                                            -----------    -----------
NONCURRENT ASSETS
 Property,  leasehold  improvements  and equipment at cost,  net of  accumulated depreciation  and  amortization  of $248,112 and $231,655 at December 31, 1999 and December 31,
  1998, respectively .....................................................................      194,569        150,413
 Deferred income taxes ...................................................................       34,875        158,510
 Intangibles, net of accumulated amortization of $91,285 and $87,283 at December 31, 1999
  and December 31, 1998, respectively ....................................................      353,860        121,005
 Equity in net assets of and advances to unconsolidated affiliates .......................       36,001         38,397
 Investments in equity securities ........................................................      366,590             --
 Other noncurrent assets .................................................................       54,199         44,226
                                                                                            -----------    -----------
  Total Assets ...........................................................................  $ 2,414,281    $ 1,635,119
                                                                                            ===========    ===========
 CURRENT LIABILITIES
 Accounts payable ........................................................................  $ 1,206,385    $   886,632
 Accrued expenses and other current liabilities ..........................................      226,006        202,433
 Accrued payroll and bonuses .............................................................       78,531         77,078
 Advance billings ........................................................................      132,130        121,992
 Accrued taxes on income .................................................................       24,844         19,290
 Short-term debt .........................................................................       31,710         32,031
                                                                                            -----------    -----------
  Total Current Liabilities ..............................................................    1,699,606      1,339,456
                                                                                            -----------    -----------
NONCURRENT LIABILITIES
 Long-term debt ..........................................................................      127,568         31,894
 Deferred compensation ...................................................................       31,328         30,635
 Other noncurrent liabilities ............................................................      117,405        113,064
                                                                                            -----------    -----------
Minority Interests .......................................................................       14,194          4,573
                                                                                            -----------    -----------
Commitments and Contingencies
STOCKHOLDERS' EQUITY
 Money Market Preferred Stock -- cumulative variable dividend; liquidating value of $115 per  share;  one-tenth  of one vote per  share;  authorized  -- 50,000 shares; issued and
  outstanding -- 87 shares ...............................................................           --             --
 Cumulative Participating Junior Preferred Stock -- minimum $1.00 dividend; liquidating value of $1.00 per share; 100 votes per share; authorized -- 2,500,000 shares; issued
and
  outstanding -- 0 shares ................................................................           --             --
 Common stock -- par value $.01 per share; authorized -- 250,000,000 shares; issued and outstanding -- 72,950,004 shares and 66,374,569 shares at December 31, 1999 and
  December 31, 1998, respectively (excluding 2,471 shares and 3,976,941 shares in                   730            704
  treasury)
 Capital surplus .........................................................................      908,969        934,676
 Accumulated deficit .....................................................................     (596,470)      (758,292)
 Unrealized appreciation in equity securities ............................................      144,977             --
 Cumulative translation adjustment .......................................................      (33,092)       (10,810)
 Pension liability adjustment ............................................................         (817)        (1,210)
                                                                                            -----------    -----------
                                                                                                424,297        165,068
 Common stock in treasury, at cost .......................................................         (117)       (49,571)
  Total Stockholders' Equity .............................................................      424,180        115,497
                                                                                            -----------    -----------
  Total Liabilities and Stockholders' Equity .............................................  $ 2,414,281    $ 1,635,119
                                                                                            ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                      --------------
                                                                                           1999
                                                                                      --------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................................  $   167,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization ......................................................       71,217
 Other non-cash operating charges ...................................................           --
 Other non-cash income ..............................................................      (84,982)
 Extraordinary charge for early retirement of debt, net of tax ......................           --
 Deferred income tax expense (benefit) ..............................................       73,341
 Equity in net income of unconsolidated affiliates ..................................       (4,509)
 Dividends from unconsolidated affiliates ...........................................        3,714
 Minority interest in net income of consolidated companies ..........................        4,342
Change in assets and liabilities, excluding effects from acquisitions, dispositions and foreign exchange:
 Accounts receivable ................................................................     (138,036)
 Costs billable to clients ..........................................................      (12,900)
 Other receivables ..................................................................       (2,885)
 Prepaid expenses and other assets ..................................................       13,083
 Accounts payable ...................................................................      232,277
 Accrued expenses and other current liabilities .....................................       (9,590)
 Accrued payroll and bonuses ........................................................       (1,900)
 Advance billings ...................................................................       10,139
 Accrued taxes on income ............................................................        4,246
 Deferred compensation ..............................................................          926
 Other ..............................................................................        1,346
                                                                                       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................  $   326,928
                                                                                       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, leasehold improvements and equipment ........................  $   (86,174)
 Acquisitions, net of cash acquired .................................................     (154,715)
 Investments in equity securities ...................................................      (61,364)
 Proceeds from investing activities .................................................          978
                                                                                       -----------
NET CASH USED IN INVESTING ACTIVITIES ...............................................  $  (301,275)
                                                                                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt .......................................................  $   107,590
 Repayments of long-term debt .......................................................      (10,421)
 Net proceeds from short-term debt ..................................................       30,318
 Net proceeds from issuance of common stock in initial public offering ..............           --
 Common stock issued ................................................................       35,940
 Purchase of treasury shares ........................................................     (146,028)
 Dividends paid .....................................................................       (5,277)
 Payment of deferred compensation ...................................................       (1,356)
 Recapitalization payments ..........................................................           --
 Net payment of installment notes ...................................................         (399)
 Other financing activities .........................................................       (1,802)
                                                                                       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................................  $     8,565
                                                                                       -----------
Effect of exchange rate changes on cash and cash equivalents ........................      (11,839)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................       22,379
Cash and cash equivalents, beginning of period ......................................      122,138
                                                                                       -----------
Cash and cash equivalents, end of period ............................................  $   144,517
                                                                                       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ......................................................................  $    24,108
                                                                                       ===========
 Income taxes paid ..................................................................  $    29,655
                                                                                       ===========
NONCASH INVESTING ACTIVITY:
 Common stock issued in acquisitions ................................................  $    85,584
                                                                                       ===========




                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                           1998           1997
                                                                                      -------------- --------------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................................  $   (86,068)    $  (23,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization ......................................................       60,610         56,721
 Other non-cash operating charges ...................................................      234,449         11,925
 Other non-cash income ..............................................................       (2,200)            --
 Extraordinary charge for early retirement of debt, net of tax ......................        4,433             --
 Deferred income tax expense (benefit) ..............................................      (38,664)          (384)
 Equity in net income of unconsolidated affiliates ..................................       (4,707)          (342)
 Dividends from unconsolidated affiliates ...........................................        3,467          2,728
 Minority interest in net income of consolidated companies ..........................        1,989          2,294
Change  in  assets  and  liabilities,   excluding  effects  from   acquisitions,
 dispositions and foreign exchange:
 Accounts receivable ................................................................      (29,398)        42,144
 Costs billable to clients ..........................................................        5,418         15,834
 Other receivables ..................................................................       (2,346)        13,930
 Prepaid expenses and other assets ..................................................       (6,702)           269
 Accounts payable ...................................................................       72,216        109,205
 Accrued expenses and other current liabilities .....................................      (29,374)       (15,368)
 Accrued payroll and bonuses ........................................................        8,869          2,179
 Advance billings ...................................................................       15,074        (39,881)
 Accrued taxes on income ............................................................      (10,652)        19,352
 Deferred compensation ..............................................................        3,234         13,052
 Other ..............................................................................       (4,033)        14,791
                                                                                       -----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................  $   195,615     $  224,511
                                                                                       -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, leasehold improvements and equipment ........................  $   (76,378)    $  (51,899)
 Acquisitions, net of cash acquired .................................................      (17,423)       (11,281)
 Investments in equity securities ...................................................       (7,072)        (5,640)
 Proceeds from investing activities .................................................        1,190          1,678
                                                                                       -----------     ----------
NET CASH USED IN INVESTING ACTIVITIES ...............................................  $   (99,683)    $  (67,142)
                                                                                       -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt .......................................................  $   225,834     $  226,770
 Repayments of long-term debt .......................................................     (524,883)      (105,870)
 Net proceeds from short-term debt ..................................................       71,997         20,103
 Net proceeds from issuance of common stock in initial public offering ..............      158,637             --
 Common stock issued ................................................................        7,995         10,390
 Purchase of treasury shares ........................................................      (60,956)        (1,500)
 Dividends paid .....................................................................           --             --
 Payment of deferred compensation deferred compensation .............................       (3,535)        (1,118)
 Recapitalization payments ..........................................................           --       (247,789)
 Net payment of installment notes ...................................................       (8,883)            --
 Other financing activities .........................................................       (2,448)           347
                                                                                       -----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................................  $  (136,242)    $  (98,667)
                                                                                       -----------     ----------
Effect of exchange rate changes on cash and cash equivalents ........................        2,185         (8,619)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................      (38,125)        50,083
Cash and cash equivalents, beginning of period ......................................      160,263        110,180
                                                                                       -----------     ----------
Cash and cash equivalents, end of period ............................................  $   122,138     $  160,263
                                                                                       ===========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ......................................................................  $    29,439     $   39,986
                                                                                       ===========     ==========
 Income taxes paid ..................................................................  $    36,288     $   25,020
                                                                                       ===========     ==========
NONCASH INVESTING ACTIVITY:
 Common stock issued in acquisitions ................................................  $        --     $    1,126
                                                                                       ===========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)





                                                 COMMON      CAPITAL      ACCUMULATED
                                                 STOCK       SURPLUS        DEFICIT
                                              ----------- ------------- ---------------
                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996 ................    $ 111     $  106,825     $  (498,928)
                                                 =====     ==========     ===========
Net loss ....................................      --              --         (23,938)
Foreign currency translation adjustments.....      --              --              --
Minimum pension liability adjustments .......      --              --              --
                                                 -----     ----------     -----------
Comprehensive income (loss) .................                                 (23,938)
Common stock issued .........................      --           1,501              --
Purchase of treasury shares .................      --              --              --
Unearned compensation -- restricted
 stock ......................................      --          51,739              --
Common stock options exercised ..............      44           8,711              --
Accretion of mandatorily redeemable
 equity securities ..........................     (44)       (145,163)             --
                                                 -----     ----------     -----------
BALANCE AT DECEMBER 31, 1997 ................    $ 111     $   23,613     $  (522,866)
                                                 =====     ==========     ===========
Net loss ....................................      --              --         (86,068)
Foreign currency translation adjustments.....      --              --              --
Minimum pension liability adjustments .......      --              --              --
                                                 -----     ----------     -----------
Comprehensive income (loss) .................      --              --         (86,068)
Issuance of restricted stock ................      --          94,039              --
Common stock options exercised and
 other ......................................      17           1,134              --
Purchase of treasury shares .................      --              --              --
Issuance of common stock in initial
 public offering, net of expenses ...........      69         158,568              --
Accretion of mandatorily redeemable
 equity securities ..........................        (3)     (137,942)       (149,358)
Conversion of mandatorily redeemable
 equity securities ..........................     510         795,264              --
                                                 ------    ----------     -----------
BALANCE AT DECEMBER 31, 1998 ................    $ 704     $  934,676     $  (758,292)
                                                 ======    ==========     ===========
Net income ..................................      --              --         167,099
Foreign currency translation adjustments.....      --              --              --
Unrealized appreciation in equity
 securities, net of $92,690 of deferred
 income taxes ...............................      --              --              --
Minimum pension liability adjustments .......      --              --              --
                                                 ------    ----------     -----------
Comprehensive income (loss) .................      --              --         167,099
Common stock options exercised ..............      26         (69,771)             --
Purchase of treasury shares .................      --              --              --
Common stock issued in acquisitions .........      --          44,064              --
Dividends paid ..............................      --              --          (5,277)
                                                 ------    ----------     -----------
BALANCE AT DECEMBER 31, 1999 ................    $ 730     $  908,969     $  (596,470)
                                                 ======    ==========     ===========



                                                                             ACCUMULATED
                                                  COMMON                        OTHER
                                                 STOCK IN     RESTRICTED    COMPREHENSIVE
                                                 TREASURY        STOCK         INCOME          TOTAL
                                              ------------- -------------- -------------- ---------------
                                                                    (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996 ................  $       --    $   (85,000)    $   (3,041)    $  (480,033)
                                               ==========    ===========     ==========     ===========
Net loss ....................................          --             --             --         (23,938)
Foreign currency translation adjustments.....          --             --        (14,255)        (14,255)
Minimum pension liability adjustments .......          --             --             13              13
                                               ----------    -----------     ----------     -----------
Comprehensive income (loss) .................                                   (14,242)        (38,180)
Common stock issued .........................          --             --             --           1,501
Purchase of treasury shares .................      (8,550)            --             --          (8,550)
Unearned compensation -- restricted
 stock ......................................          --        (51,739)            --              --
Common stock options exercised ..............          --             --             --           8,755
Accretion of mandatorily redeemable
 equity securities ..........................          --             --             --        (145,207)
                                               ----------    -----------     ----------     -----------
BALANCE AT DECEMBER 31, 1997 ................  $   (8,550)   $  (136,739)    $  (17,283)    $  (661,714)
                                               ==========    ===========     ==========     ===========
Net loss ....................................          --             --             --         (86,068)
Foreign currency translation adjustments.....          --             --          5,767           5,767
Minimum pension liability adjustments .......          --             --           (504)           (504)
                                               ----------    -----------     ----------     -----------
Comprehensive income (loss) .................          --             --          5,263         (80,805)
Issuance of restricted stock ................          --        136,739             --         230,778
Common stock options exercised and
 other ......................................      19,935             --             --          21,086
Purchase of treasury shares .................     (60,956)            --             --         (60,956)
Issuance of common stock in initial
 public offering, net of expenses ...........          --             --             --         158,637
Accretion of mandatorily redeemable
 equity securities ..........................          --             --             --        (287,303)
Conversion of mandatorily redeemable
 equity securities ..........................          --             --             --         795,774
                                               ----------    -----------     ----------     -----------
BALANCE AT DECEMBER 31, 1998 ................  $  (49,571)   $        --     $  (12,020)    $   115,497
                                               ==========    ===========     ==========     ===========
Net income ..................................          --             --             --         167,099
Foreign currency translation adjustments.....          --             --        (22,282)        (22,282)
Unrealized appreciation in equity
 securities, net of $92,690 of deferred
 income taxes ...............................          --             --        144,977         144,977
Minimum pension liability adjustments .......          --             --            393             393
                                               ----------    -----------     ----------     -----------
Comprehensive income (loss) .................          --             --        123,088         290,187
Common stock options exercised ..............     153,962             --             --          84,217
Purchase of treasury shares .................    (146,028)            --             --        (146,028)
Common stock issued in acquisitions .........      41,520             --             --          85,584
Dividends paid ..............................          --             --             --          (5,277)
                                               ----------    -----------     ----------     -----------
BALANCE AT DECEMBER 31, 1999 ................  $     (117)   $        --     $  111,068     $   424,180
                                               ==========    ===========     ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                   EARNINGS (LOSS) PER
                                                  INCOME (LOSS)        SHARE BEFORE
                                     OPERATING        BEFORE       EXTRAORDINARY CHARGE
                                       PROFIT     EXTRAORDINARY  -----------------------
       QUARTER          REVENUES       (LOSS)         CHARGE        BASIC      DILUTED
--------------------- ------------ ------------- --------------- ----------- -----------
1999
1st .................  $  383,873   $    34,558    $    19,701    $   0.30    $   0.24
2nd .................     414,361        52,834         30,585        0.45        0.37
3rd (1) .............     428,452        55,305         73,942        1.06        0.88
4th .................     490,500        65,389         42,871        0.60        0.51
                       ----------   -----------    -----------
Year ................   1,717,186       208,086        167,099        2.43        2.02
                       ----------   -----------    -----------
1998
1st .................  $  348,173   $    25,333    $    12,190    $   0.24    $   0.19
2nd (2) (3) .........     372,128      (190,472)      (145,391)     ( 2.45)     ( 2.45)
3rd .................     375,419        42,178         24,306        0.36        0.29
4th .................     426,744        51,450         27,260        0.41        0.34
                       ----------   -----------    -----------
Year ................   1,522,464       (71,511)       (81,635)     ( 1.34)     ( 1.34)
                       ----------   -----------    -----------
1997
1st .................  $  298,206   $    14,093    $     4,089    $   0.09    $   0.07
2nd .................     345,474        35,156         13,516        0.29        0.22
3rd .................     333,387        (4,302)        (5,700)     ( 0.12)     ( 0.12)
4th .................     405,673        25,782        (35,843)     ( 0.77)     ( 0.77)
                       ----------   -----------    -----------
Year ................   1,382,740        70,729        (23,938)     ( 0.51)     ( 0.51)
                       ----------   -----------    -----------



                           NET            COMMON STOCK       DIVIDENDS PAID
                          INCOME    -----------------------   PER SHARE OF
       QUARTER            (LOSS)        HIGH        LOW       COMMON STOCK
--------------------- ------------- ----------- ----------- ---------------
1999
1st .................  $    19,701   $  43.31    $  31.25           --
2nd .................       30,585      44.38       37.25       $ .025
3rd (1) .............       73,942      48.25       39.69       $ .025
4th .................       42,871      73.25       43.00       $ .025
                       -----------                              ------
Year ................      167,099      73.25       31.25       $ .075
                       -----------                              ------
1998
1st .................  $    12,190   $     --    $     --
2nd (2) (3) .........     (149,824)     33.06       26.50
3rd .................       24,306      35.88       28.38
4th .................       27,260      33.63       19.75
                       -----------
Year ................      (86,068)     35.88       19.75
                       -----------
1997
1st .................  $     4,089
2nd .................       13,516
3rd .................       (5,700)
4th .................      (35,843)
                       -----------
Year ................      (23,938)
                       -----------

----------
(1) Operating profit (loss) for the third quarter of 1999 includes $70.8 million of net pre-tax gain on the sale of certain assets of our Brand Dialogue operations in exchange for an ownership interest in Luminant Worldwide Corporation.

(2) Operating profit (loss) for the second quarter of 1998 includes $234.4 million of non-recurring, non-cash, pre-tax compensation charges recognized upon the consummation of our initial public offering resulting from the vesting of shares of restricted stock allocated to employees. Net income for the second quarter of 1998 also includes an extraordinary charge of $4.4 million, which is net of a tax benefit of $2.8 million, due to the write-off of unamortized deferred financing costs related to Y&R's replaced credit facility.

(3) The high and low prices of common stock reflect amounts from the period commencing upon the consummation of our initial public offering on May 12, 1998, the first day of public trading, through June 30, 1998.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 -- DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS: Young & Rubicam Inc. ("Y&R") is a global marketing and communications company which offers clients integrated services in the creation and production of advertising, strategic media planning and buying, direct marketing and customer relationship management, perception management and public relations, branding consultancy and design services, and healthcare communications. Y&R operates through wholly owned subsidiaries, joint ventures and non-equity affiliations worldwide. Operations cover the major geographic regions of North America, Europe, Latin America, the Far East, Australia, New Zealand, the Middle East and Africa.

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Y&R and its majority owned subsidiaries. The equity in net income attributable to minority shareholder interests are shown separately in the consolidated balance sheets and consolidated statements of operations. Investments in entities owned 20% or more, but less than majority owned and not otherwise controlled by Y&R are accounted for under the equity method. All significant intercompany transactions are eliminated.

     CASH EQUIVALENTS: Y&R considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents at the time of purchase. Y&R records book overdrafts in accounts payable. Accounts payable included $88.6 million and $51.8 million of book overdrafts as of December 31, 1999 and 1998, respectively.

     REVENUE   RECOGNITION:   Substantially   all   revenues  are  derived  from
commissions for placement of advertisements in various media and from fees for manpower and for production of advertisements and other marketing and communications services. Commission revenue is recognized when media is placed and when labor and production costs are billed. Fee revenue is recognized when services are rendered.

     COSTS BILLABLE TO CLIENTS: Costs billable to clients consist principally of costs incurred in providing communication services to clients. Such amounts are generally billed to clients when manpower is used, when costs are incurred for production and when print production is completed.

     DEPRECIATION AND AMORTIZATION: Depreciation charges are computed using the straight-line method over the estimated useful life of the respective asset up to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of these assets.

     INTANGIBLES: Intangibles, including goodwill, are carried at cost less accumulated amortization which is being provided on a straight line basis over the economic lives of the respective assets with a maximum life of 40 years. Each year, the intangibles are written down if, and to the extent they are determined to be impaired. Intangibles are determined to be impaired if the future anticipated undiscounted cash flows arising from the use of the intangibles is less than the net unamortized cost of the intangibles.

     INCOME TAXES: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Y&R's practice is to provide currently for taxes that will be payable upon remittance of foreign earnings of subsidiaries and affiliates to the extent that such earnings are not considered to be reinvested indefinitely.

     STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to account for employee stock options or similar equity instruments using a fair value approach. However, it also allows an entity to continue to measure compensation costs using

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

the method prescribed by Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Y&R has elected to continue to account for such plans under the provisions of APB Opinion No. 25 and has included, in Note 15, the required SFAS No. 123 pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been applied.

     TREASURY STOCK: Y&R accounts for treasury share purchases at cost. The reissuance of treasury shares is accounted for at the average cost. Gains or losses on the reissuance of treasury shares are accounted for as capital surplus.

     FOREIGN CURRENCY TRANSLATION: Y&R's financial statements were prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Under this method, net foreign currency transaction gains of $0.5 million and net losses of $1.3 million were recorded in 1999 and 1997, respectively. Net losses in 1998 were immaterial.

     DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by Y&R principally in the management of its interest rate and foreign currency exposures. Y&R does not hold or issue derivative financial instruments for trading purposes. Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to hedges of firm commitments are also deferred and included in the basis of the transaction when it is completed.

     INVESTMENTS IN EQUITY SECURITIES: Y&R accounts for its investments in publicly traded equity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, unrealized gains on securities owned by Y&R, which are classified as available-for-sale securities, are carried net of tax as a separate component of stockholders' equity under the consolidated balance sheet caption "Unrealized appreciation in equity securities." Unrealized appreciation in equity securities included in stockholders' equity at December 31, 1999, was $145.0 million, net of $92.7 million of related income taxes. Investments which are not publicly traded are accounted for at cost.

     CONCENTRATIONS OF CREDIT RISK: Y&R's clients are engaged in various businesses located primarily in North America, Europe, Latin America and the Asia/Pacific region. Y&R performs ongoing credit evaluations of its clients. Allowances for credit losses are maintained at levels considered adequate by management. Y&R invests its excess cash in deposits with major banks and in money market securities. These securities typically mature within 90 days and are highly rated instruments. Y&R's top 10 clients accounted for approximately 37%, 36% and 31% of consolidated revenues in 1999, 1998 and 1997, respectively. Y&R's largest client accounted for approximately 13%, 10% and 10% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our financial condition.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

     RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.


NOTE 2 -- EARNINGS PER SHARE


     Basic  earnings  (loss) per share are  calculated  by  dividing  net income
(loss) by the weighted average shares of common stock outstanding during the years ended December 31, 1999, 1998 and 1997. Diluted earnings per share reflect the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans, and other dilutive securities.


     Shares used in computing basic and diluted earnings per share were as follows:





                                                    1999           1998            1997
                                                ------------   ------------   -------------
Basic -- weighted average shares ............   68,688,848     60,673,994      46,949,355
Effect of dilutive securities ...............   14,182,877             --              --
                                                ----------     ----------      ----------
Diluted -- weighted average shares ..........   82,871,725     60,673,994      46,949,355
                                                ==========     ==========      ==========

     In the years ended December 31, 1998 and 1997, basic and diluted weighted average shares used in the calculation were the same since the inclusion of the effect of stock options on loss per share would have been antidilutive.


     In computing basic loss per share for the year ended December 31, 1997, Y&R's 11.1 million shares of restricted stock were excluded from the weighted average number of common shares outstanding. Such shares vested upon the consummation of Y&R's initial public offering on May 15, 1998, a condition which was not satisfied at December 31, 1997 (see Note 3).


NOTE 3 -- INITIAL PUBLIC OFFERING


     On May 15, 1998, Y&R closed an initial public offering of its common stock (the "Offering"). An aggregate of 19,090,000 shares of Y&R's common stock was offered to the public, of which 6,912,730 shares were sold by Y&R and 12,177,270 shares were sold by certain selling shareholders. Y&R used the net proceeds of $158.6 million, together with $155 million of borrowings under a new credit facility to repay all of the outstanding borrowings under its then existing $700 million senior secured credit facility.


     The completion of the Offering gave rise to non-recurring, non-cash, pre-tax compensation charges of $234.4 million, or $169.8 million net of the related tax benefit, from the vesting of an aggregate of 9,231,105 shares of restricted stock allocated to employees as of the date of the completion of the Offering. These charges have been reflected as other operating charges in Y&R's consolidated statement of operations for the year ended December 31, 1998. Y&R redeemed the remaining 1,855,845 shares of restricted stock held in the restricted stock trust upon the consummation of the Offering.


NOTE 4 -- COMMON STOCK DIVIDEND


     On April 6, 1998, the Board of Directors declared a stock dividend of 14 shares of common stock payable for each share of common stock outstanding, which became effective and was paid on May 11, 1998. Y&R's historical financial statements have been presented to give retroactive effect to this stock dividend.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

NOTE 5 -- EQUITY IN NET ASSETS OF UNCONSOLIDATED AFFILIATES





                                                           1999                   1998                   1997
                                                  ---------------------- ---------------------- ----------------------
                                                     EQUITY     EQUITY      EQUITY     EQUITY      EQUITY     EQUITY
                                      OWNERSHIP      IN NET     IN NET      IN NET     IN NET      IN NET     IN NET
             AFFILIATE                 INTEREST      ASSETS     INCOME      ASSETS     INCOME      ASSETS     INCOME
----------------------------------- ------------- ----------- ---------- ----------- ---------- ----------- ----------
                                                                      (IN THOUSANDS)
Dentsu, Y&R Partnerships ..........   15%-50%      $ 20,816    $ 2,354    $ 27,790    $ 2,389    $ 17,510    $  2,587
Eco S.A. ..........................     40%           2,249        231       2,085        (75)      2,206          96
Cresswell, Munsell, Fultz &
 Zirbel ...........................     33%           2,210        151       2,183        500       1,922         508
Team Holdings .....................     25%           4,078         --          --         --          --          --
National Public Relations .........     22%             749        167         527        (19)        647          98
Other ............................. 50% or less       5,899      1,606       5,812      1,912       4,108      (2,947)
                                                   --------    -------    --------    -------    --------    --------
                                                   $ 36,001    $ 4,509    $ 38,397    $ 4,707    $ 26,393    $    342
                                                   ========    =======    ========    =======    ========    ========

     Effective August 2, 1999, the ownership and management structure of Dentsu, Young & Rubicam ("DY&R") was amended. The agreement resulted in Y&R acquiring majority ownership in and operational control of all DY&R companies throughout principal markets in Asia, with the exception of Japan. In Japan, Dentsu has acquired a majority share. Effective August 2, 1999, Y&R commenced consolidating the results of DY&R for those markets where it holds a majority ownership interest. For periods prior to August 2, 1999, the financial information reflects the DY&R partnerships in which Y&R held a minority equity ownership interest.

     The  summarized   unaudited  financial   information  below  represents  an
aggregation of Y&R's unconsolidated affiliates.



FINANCIAL INFORMATION
                                        1999           1998           1997
                                    ------------   ------------   ------------
                                                  (IN THOUSANDS)
EARNINGS DATA
 Revenues .......................    $ 241,183      $ 218,973      $ 207,668
 Operating profit ...............       27,557         22,320         13,768
 Net income .....................       15,189         15,424          4,347
BALANCE SHEET DATA
 Current assets .................    $ 276,183      $ 317,916      $ 321,372
 Noncurrent assets ..............       52,658         60,624         40,147
 Current liabilities ............      234,441        266,090        287,101
 Noncurrent liabilities .........       22,308         17,023         13,215
 Equity .........................       72,092         95,427         61,203


                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

NOTE 6 -- INVESTMENTS IN EQUITY SECURITIES

     On September 21, 1999, Y&R contributed $15 million and certain net assets of its Brand Dialogue operations (the "Brand Dialogue Contributed Assets") in exchange for an ownership interest in Luminant Worldwide Corporation ("Luminant"), an internet and e-commerce services firm that provides strategic consulting, content development and systems integration capabilities to its clients. Y&R recognized a net after-tax gain of approximately $42 million on the sale of the Brand Dialogue Contributed Assets in the third quarter of 1999. Y&R accounts for its investment in Luminant equity securities at fair value under SFAS No. 115. Since September 1999, the value of these equity securities has appreciated significantly. However, the value of the equity securities may fluctuate based on the volatility of Luminant's stock price and other general market conditions. We have classified the Luminant securities as available-for-sale securities. At December 31, 1999, the cost basis of these securities was $91.5 million. The securities are carried at their fair value of $306.5 million and are included in other investments on the balance sheet. The difference between cost and fair value of $215.0 million is carried net of $83.9 million of related income taxes as a separate component of stockholders' equity under the consolidated balance sheet caption "Unrealized appreciation in equity securities." Under the terms of the contribution agreement between Luminant and Y&R, Y&R recorded a net after-tax gain of approximately $9 million in the fourth quarter of 1999 reflecting the realization of contingent consideration as a result of achieving certain revenue and operating profit performance targets of the Brand Dialogue Contributed Assets, and is eligible to receive, in 2000, future contingent consideration from Luminant, in the form of cash and/or non-voting shares of Luminant common stock, at Luminant's discretion, based on the consolidated performance of Luminant for the first six months of 2000.

     During 1999, Y&R also made strategic investments in marketable equity securities of certain other entities for an aggregate cost of approximately $45 million and also received certain marketable equity securities in exchange for services rendered. Y&R accounts for its investments in equity securities with readily determinable fair values under SFAS No. 115. At December 31, 1999, all equity securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized holding gains, net of taxes, reported in a separate component of shareholders' equity. Such equity securities at December 31, 1999, excluding Luminant, had an aggregate cost basis of $14.7 million. These securities are carried at their fair value of $37.3 million and are included in investments in equity securities on the balance sheet. Differences between cost and fair value of $22.6 million are carried net of $8.8 million of related income tax as a separate component of stockholders' equity under the consolidated balance sheet caption "Unrealized appreciation in equity securities."

     When readily determinable fair values are not available, marketable securities are carried on the balance sheet at cost, except in cases where it is determined that a decline in the estimated fair value of the investment is other than temporary. At December 31, 1999, the carrying value of such cost investments was $22.8 million, which includes our investment in DigitalConvergence.com Inc. of approximately $20 million.

NOTE 7 -- ACQUISITIONS

     Effective August 2, 1999, the ownership and management structure of DY&R was amended. The agreement resulted in Y&R acquiring majority ownership in and operational control of all DY&R companies throughout principal markets in Asia, with the exception of Japan. In Japan, Dentsu has acquired a majority share. Effective August 2, 1999, Y&R commenced consolidating the results of DY&R for those markets where it holds a majority ownership interest. Y&R paid approximately $6 million for the incremental ownership interest and will pay $4 million in the first quarter of 2001. This transaction has been accounted for under the purchase method of accounting for business combinations. A preliminary allocation of the cost to acquire the additional interest in DY&R has been made based upon the fair value of DY&R's net assets.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

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

     Also during 1999, Y&R acquired The Direct Impact Company, a company specializing in grassroots issues management; Rainey, Kelly, Campbell, Roalfe, a London-based advertising agency; a majority ownership interest in The Banner Corporation, a European marketing and communications firm specializing in the technology sector, and made several other acquisitions and equity investments for which the aggregate purchase price was approximately $80 million. All of these acquisitions were accounted for under the purchase method of accounting and a preliminary allocation of the costs to acquire these entities has been made based on the fair value of the net assets.

     During 1998 and 1997, Y&R acquired full or partial interests in certain domestic and international entities and obtained additional interests in certain partially owned entities for an aggregate purchase price of $17.6 million and $14.7 million, respectively. In 1998, acquisitions included Y&R's purchase of a multi-cultural advertising agency and certain other assets located in the United States. In 1997, Y&R acquired an additional 37.5% equity interest in the DY&R companies in Australia and New Zealand. In consideration for this additional equity interest, Y&R contributed to Dentsu 12.5% of its equity interest in its advertising and direct marketing agencies in Australia and New Zealand. All of these acquisitions were accounted for under the purchase method of accounting. During 1997, Y&R also recorded $11.9 million in other operating charges for certain asset impairment writedowns.

     Certain acquisitions completed in 1999 and prior years require payments in future years if certain results are achieved by the companies that were acquired. Formulas for these contingent future payments differ from acquisition to acquisition. Contingent future payments are not expected to be material to Y&R's results of operations or financial position.

NOTE 8 -- PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Property, leasehold improvements and equipment are recorded at cost and are comprised of the following:





                                                                                          AS OF DECEMBER 31,
                                                                                       -------------------------
                                              USEFUL LIVES                                 1999          1998
                                              --------------------------------------   -----------   -----------
                                                                                            (IN THOUSANDS)
Land and buildings ........................   20-25 years                               $  31,038     $  29,706
Furniture, fixtures and equipment .........   3-10 years                                  303,853       252,673
Leasehold improvements ....................   Shorter of 10 years or life of lease        104,235        93,797
Automobiles ...............................   3-5 years                                     3,555         5,892
                                                                                        ---------     ---------
                                                                                          442,681       382,068
                                                                                        ---------     ---------
Less -- Accumulated depreciation and
 amortization .............................                                               248,112       231,655
                                                                                        ---------     ---------
                                                                                        $ 194,569     $ 150,413
                                                                                        =========     =========

     During 1999, 1998 and 1997, depreciation expense amounted to $53.6 million, $49.2 million and $47.6 million, respectively.

NOTE 9 -- INCOME TAXES

     Income (loss) before income taxes consisted of the amounts shown below:

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )


                         1999           1998           1997
                     -----------   --------------   ----------
                                  (IN THOUSANDS)
Domestic .........    $191,920       $ (127,325)     $12,304
Foreign ..........      86,300           40,328       24,000
                      --------       ----------      -------
Total ............    $278,220       $  (86,997)     $36,304
                      ========       ==========      =======

     The following summarizes the provision (benefit) for income taxes:




                                 1999           1998           1997
                             ------------   ------------   -----------
                                          (IN THOUSANDS)
CURRENT:
 Federal .................    $   3,365      $   3,938      $  18,195
 State and local .........        1,110          3,512          4,220
 Foreign .................       33,472         28,570         36,259
                              ---------      ---------      ---------
                                 37,947         36,020         58,674
                              ---------      ---------      ---------
DEFERRED:
 Federal .................       67,707        (28,126)         7,547
 State and local .........        5,551         (6,415)         2,472
 Foreign .................           83         (4,123)       (10,403)
                              ---------      ---------      ---------
                                 73,341        (38,664)          (384)
                              ---------      ---------      ---------
 Total ...................    $ 111,288      $  (2,644)     $  58,290
                              =========      =========      =========


     Y&R's effective income tax rate varied from the statutory federal income tax rate as a result of the following factors:





                                                                        1999           1998          1997
                                                                     ----------   -------------   ----------
Statutory federal income tax rate ................................       35.0%         (35.0)%        35.0%
Effect of Y&R's initial public offering ..........................         --           32.1            --
State and local income taxes, net of federal tax effect ..........        2.4          ( 6.3)         17.1
Foreign subsidiaries' tax rate differential ......................        1.9            7.2         107.2
Nondeductible goodwill amortization ..............................        0.8            0.7           8.5
Other, net .......................................................       (0.1)         ( 1.7)        ( 7.2)
                                                                         ----          -----         -----
Consolidated effective tax rate ..................................       40.0%         ( 3.0)%       160.6%
                                                                         ====          =====         =====

     Y&R's share of the undistributed earnings of foreign subsidiaries not included in its consolidated Federal income tax return that could be subject to additional income taxes if remitted was approximately $102.9 million and $59.1 million at December 31, 1999 and 1998, respectively. No provision has been recorded for the United States in respect of foreign taxes that could result from the remittance of such undistributed earnings since the earnings are permanently reinvested outside the United States and it is not practicable to estimate the amount of such taxes. Withholding taxes of approximately $5.1 million and $8.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 1999 and 1998, respectively.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

   The components of Y&R's net deferred income tax assets are:



                                                   AS OF DECEMBER 31,
                                               ---------------------------
                                                   1999           1998
                                               ------------   ------------
                                                     (IN THOUSANDS)
Allowance for doubtful accounts ............    $    4,633     $   4,274
Net operating loss carryforwards ...........        54,624        45,126
Deferred compensation ......................         2,424         2,424
                                                ----------     ---------
                                                    61,681        51,824
Valuation allowance ........................       (11,379)       (5,021)
                                                ----------     ---------
Current portion ............................        50,302        46,803
                                                ----------     ---------
Investments in equity securities ...........      (116,260)           --
Deferred compensation ......................        47,721        53,501
Depreciable and amortizable assets .........        23,461        30,417
Long-term leases ...........................         7,154         7,377
Other noncurrent items .....................        20,900        15,235
Net operating loss carryforwards ...........        57,526        65,300
Tax credit carryforwards ...................         3,658         3,658
                                                ----------     ---------
                                                    44,160       175,488
Valuation allowance ........................        (9,285)      (16,978)
                                                ----------     ---------
Noncurrent portion .........................        34,875       158,510
                                                ----------     ---------
Net deferred income tax assets .............    $   85,177     $ 205,313
                                                ==========     =========

     Y&R's net deferred income tax assets arise from temporary differences which represent the cumulative deductible or taxable amounts recorded in the financial statements in different years than recognized in the tax returns. The majority of the temporary differences result from expenses accrued for financial reporting purposes which are not deductible for tax purposes until actually paid and net operating losses.

     The net operating loss ("NOL") carryforwards represent the benefit recorded for federal, state and local, and foreign NOLs. At December 31, 1999 and 1998, Y&R had approximately $251.3 million and $258.3 million, respectively, of NOL carryforwards for U.S. tax purposes which expire in the year 2018 and approximately $111.9 million and $91.4 million, respectively, of NOL carryforwards for foreign tax purposes with carryforward periods ranging from one year to an indefinite time. At December 31, 1999 and 1998, Y&R had approximately $3.4 million and $3.2 million, respectively, of alternative minimum tax credits which are not subject to expiration and $0.4 million of foreign tax credits which expire in the year 2001.

     Furthermore, Y&R, under its stock option plans, has a significant number of non-qualified stock options issued to employees that remain outstanding at December 31, 1999. These options, if exercised, would create additional tax deductions that would further reduce Y&R's domestic and international taxable income. The tax deduction has no impact on Y&R's consolidated results of operations, in accordance with APB Opinion No. 25, except for payroll taxes imposed by certain taxing jurisdictions upon exercise. It is impractical to quantify the future deduction as it is dependent upon, among other factors, the fair market value of Y&R stock at the time of exercise.

     Y&R is required to provide a valuation allowance against deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances of $20.7 million and $22.0 million were recorded at December 31, 1999 and 1998, respectively. The valuation allowances represent a provision for uncertainty as to the realization of certain deferred tax assets, including NOL carryforwards in certain jurisdictions. Y&R has concluded that based upon expected future results, it is more likely than not that the net deferred tax asset balance will be realized.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

NOTE 10 -- WORLDWIDE OPERATIONS


     Y&R's wholly owned and partially owned businesses and affiliates operate in the global marketing and communications operating segment. These businesses provide marketing and communications services to clients on an integrated basis, where appropriate, through several worldwide, regional and national networks and brands. Y&R's financial information by geographic area as of December 31, 1999, 1998 and 1997 and for the years then ended is presented below.





                          UNITED STATES       EUROPE        OTHER          TOTAL
                         ---------------   -----------   -----------   -------------
                                               (IN THOUSANDS)
1999
Revenues .............      $  899,750      $582,267      $235,169      $1,717,186
Total assets .........       1,393,600       638,649       382,032       2,414,281
1998
Revenues .............      $  775,700      $532,404      $214,360      $1,522,464
Total assets .........         844,070       589,128       201,921       1,635,119
1997
Revenues .............      $  661,367      $472,225      $249,148      $1,382,740
Total assets .........         697,250       582,424       258,133       1,537,807

NOTE 11 -- EMPLOYEE BENEFITS


     Y&R provides retirement benefits for their U.S. full-time employees primarily through a defined benefit pension plan ("the Plan"). Contributions to the Plan are based upon current costs and prior service costs which are actuarially computed, with the latter being amortized over the average remaining service period.


     During 1999, there were no contributions made to the Plan. Total contributions to the Plan made in 1998 were $10.0 million. Pursuant to an agreement with the Pension Benefit Guaranty Corporation, Y&R has also agreed to make contributions to the Plan in an amount required to cause the credit balance at the end of each Plan year to be at least equal to $12.5 million plus interest. Y&R is not required to make any payment that would not be deductible under Internal Revenue Code section 404. Y&R's credit balance maintenance requirement terminates when Y&R's indebtedness obtains specified rating levels (or, if there are no such ratings from certain major ratings agencies, when Y&R meets a fixed charge coverage ratio test), but in no event earlier than December 31, 2001. In addition, such credit balance maintenance requirements terminate if the Plan's unfunded benefit liabilities are zero at the end of two consecutive Plan years.


     Y&R also contributes to government mandated plans and maintains various noncontributory retirement plans at certain foreign subsidiaries, some of which are considered to be defined benefit plans for accounting purposes. Plans are funded in accordance with the laws of the countries where the plans are in effect and, in accordance with such local statutory requirements, may have no plan assets.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

     A summary of the components of net periodic pension cost for the defined benefit plans are as follows:





                                                     1999                                 1998
                                     ------------------------------------ ------------------------------------
                                         U.S.      NON-U.S.      TOTAL        U.S.      NON-U.S.      TOTAL
                                     ------------ ---------- ------------ ------------ ---------- ------------
                                                                  (IN THOUSANDS)
Service costs for benefits earned
 during the period .................  $    4,265   $   229    $    4,494   $    3,801    $ 254     $    4,055
Interest costs on projected
 benefit obligation ................       9,151       677         9,828        9,151     598           9,749
Expected return on plan assets .....     (11,125)       --       (11,125)     (10,263)     --         (10,263)
Amortization of prior service
 costs .............................        (411)       --          (411)        (411)     --            (411)
Amortization of transitional
 (asset)/obligation ................         (61)      117            56          (61)    112              51
Recognized actuarial
 loss/(income) .....................       2,150        28         2,178        1,910        (8)        1,902
                                      ----------   -------    ----------   ----------    -------   ----------
Net periodic pension cost of the
 plans .............................  $    3,969   $ 1,051    $    5,020   $    4,127    $ 956     $    5,083
                                      ==========   =======    ==========   ==========    ======    ==========



                                                   1997
                                     --------------------------------
                                        U.S.     NON-U.S.     TOTAL
                                     ---------- ---------- ----------
                                              (IN THOUSANDS)
Service costs for benefits earned
 during the period .................  $  2,671   $   306    $  2,977
Interest costs on projected
 benefit obligation ................     8,804       639       9,443
Expected return on plan assets .....    (9,281)       --      (9,281)
Amortization of prior service
 costs .............................      (411)       --        (411)
Amortization of transitional
 (asset)/obligation ................       (61)      114          53
Recognized actuarial
 loss/(income) .....................     1,057         2       1,059
                                      --------   -------    --------
Net periodic pension cost of the
 plans .............................  $  2,779   $ 1,061    $  3,840
                                      ========   =======    ========

     Changes in the benefit obligation and plan assets are as follows:




                                                                            AS OF DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                               1999                                    1998
                                              -------------------------------------- ----------------------------------------
                                                  U.S.       NON-U.S.       TOTAL        U.S.        NON-U.S.        TOTAL
                                              ------------ ------------ ------------ ------------ -------------- ------------
                                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .....  $ 138,416    $  11,526    $ 149,942    $ 130,036     $    9,080    $ 139,116
Service costs ...............................      4,265          229        4,494        3,801            254        4,055
Interest costs ..............................      9,151          677        9,828        9,151            598        9,749
Foreign currency exchange rate
 (gain)/loss ................................         --       (1,595)      (1,595)          --            796          796
Actuarial (gain)/loss .......................    (12,399)        (352)     (12,751)       6,958            984        7,942
Benefits paid ...............................    (11,709)        (211)     (11,920)     (11,530)          (186)     (11,716)
                                               ---------    ---------    ---------    ---------     ----------    ---------
Benefit obligation at end of year ...........    127,724       10,274      137,998      138,416         11,526      149,942
                                               ---------    ---------    ---------    ---------     ----------    ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
 year, primarily fixed income and
 equity securities ..........................    139,200           --      139,200      129,421             --      129,421
Actual return on plan assets ................     18,861           --       18,861       11,309             --       11,309
Company contributions .......................         --          211          211       10,000            186       10,186
Benefits paid ...............................    (11,709)        (211)     (11,920)     (11,530)          (186)     (11,716)
                                               ---------    ---------    ---------    ---------     ----------    ---------
Fair value of plan assets at end of year.....    146,352           --      146,352      139,200             --      139,200
                                               ---------    ---------    ---------    ---------     ----------    ---------
Funded status ...............................     18,628      (10,274)       8,354          784        (11,526)     (10,742)
Unrecognized net transition (asset)/
 obligation .................................        (42)         401          359         (103)           581          478
Unrecognized prior service benefit ..........     (1,720)          --       (1,720)      (2,131)            --       (2,131)
Unrecognized net (gain)/loss ................     (1,931)         741       (1,190)      20,354          1,242       21,596
Additional liability ........................         --         (817)        (817)          --         (1,210)      (1,210)
                                               ---------    ---------    ---------    ---------     ----------    ---------
Prepaid (accrued) pension costs for
 defined benefit plans ......................  $  14,935    $  (9,949)   $   4,986    $  18,904     $  (10,913)   $   7,991
                                               =========    =========    =========    =========     ==========    =========

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

Assumptions used were:




                                                         1999                 1998                   1997
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31   -------------------- -------------------- -------------------------
                                                    U.S.    NON-U.S.     U.S.    NON-U.S.     U.S.       NON-U.S.
                                                 --------- ---------- --------- ---------- ---------- --------------
Discount and settlement rate ................... 8.3%      6.0%       7.0%      6.0%       7.25%       6.5%-7.0%
Rate of increase in compensation levels ........ 7.6%      2.5%       5.0%      2.5%        5.0%           3.0%
Expected long-term rate of return on assets .... 9.0%         N/A     9.0%         N/A      9.0%          N/A

     Y&R recorded liabilities of $0.8 million and $1.2 million at December 31, 1999 and 1998, respectively, for the portion of its unfunded pension liabilities that had not been recognized as expense with corresponding adjustments to equity.

     Contributions to foreign defined contribution plans were $9.9 million, $9.0 million and $8.4 million in 1999, 1998 and 1997, respectively.

     Y&R also has an employee savings plan that qualifies as a deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer a portion of their pre-tax earnings up to the Internal Revenue Service annual contribution limit. Y&R currently matches 100% of each employee's contribution up to a maximum of 5% of the employee's earnings up to $160,000. Amounts expensed by Y&R for its contributions to the plan were $9.1 million, $8.4 million and $7.8 million in 1999, 1998 and 1997, respectively.

     At December 31, 1999 and 1998, other noncurrent  liabilities  include $10.2
million  and  $8.6  million,   respectively,   relating  to  postretirement  and
postemployment benefits other than pensions.

     Y&R maintains certain deferred cash incentive plans which are either tied to operating performance or contractual deferred compensation agreements. The costs of these compensation plans were expensed over the applicable service period. At December 31, 1999 and 1998, Y&R recorded deferred compensation liabilities of $31.3 million and $30.6 million, respectively.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

NOTE 12 -- DEBT

     Y&R's short-term debt consists principally of advances under bank lines of credit and generally bears interest at prevailing market rates. Y&R's short-term debt of $31.7 million and $32.0 million include short-term portions of long-term debt of $2.0 million and $0.5 million at December 31, 1999 and 1998, respectively.

     Long-term debt is comprised of the following:



                                                             AS OF DECEMBER 31,
                                                         --------------------------
                                                             1999           1998
                                                         ------------   -----------
                                                               (IN THOUSANDS)
       Unsecured revolving credit facilities .........    $ 123,500      $ 31,460
       Capital lease obligations .....................        2,197            34
       Other borrowings ..............................        3,821           862
                                                          ---------      --------
                                                            129,518        32,356
       Less -- Current portion .......................        1,950           462
                                                          ---------      --------
                                                            127,568        31,894
                                                          =========      ========

     On June 30, 1999, Y&R increased its borrowing capacity by entering into a $200 million 364-day unsecured revolving credit facility. On May 15, 1998, Y&R entered into a $400 million, five-year unsecured multicurrency revolving credit facility and used the net proceeds from the Offering together with $155 million of borrowings under this credit facility to repay all outstanding borrowings outstanding under its then existing $700 million senior secured credit facility. Approximately $7.3 million of unamortized deferred financing costs related to the replaced credit facility were charged to expense and have been reflected as an extraordinary charge, net of an applicable tax benefit of approximately $2.8 million, in Y&R's consolidated statement of operations for the year ended December 31, 1998. Amounts due under the credit facility are required to be repaid on May 15, 2003. Y&R is required to pay varying rates of interest on outstanding borrowings, generally based on LIBOR plus an applicable margin ranging from 0.275% to 0.70%, depending on the leverage ratio, or the Federal Funds Rate plus 0.5%. Y&R is also required to pay a facility fee ranging from 0.10% to 0.20% and, if the outstanding advances exceed 50% of the aggregate facility, a utilization fee will be charged ranging from 0.075% to 0.125%. In 1999 and 1998, the total facility fees under the credit facilities were $0.6 million and $0.4 million, respectively. Our credit facilities contain financial and operating restrictions and covenant requirements, including maximum leverage ratio and minimum interest coverage requirements, and permit the payment of cash dividends except in the event of a continuing default under the credit agreements.

     At December 31, 1999, the current portion of long-term debt includes installment notes payable to management investors of $0.7 million. At December 31, 1998, short-term and long-term debt includes installment notes payable to management investors of $0.7 million and $0.4 million, respectively.

     The weighted-average interest rate on outstanding debt was 5.71% for the year ended December 31, 1999. The weighted-average interest rate on outstanding debt, including the effect of interest rate swap contracts, was 6.27% for the year ended December 31, 1998. At December 31, 1998, Y&R had interest rate protection agreements with respect to $31.5 million of its indebtedness. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at December 31, 1999, we had no such agreements outstanding.

     At December 31, 1999 and 1998, Y&R had $760 million and $543 million, respectively, in availability under its commercial lines of credit ($635 million and $435 million, respectively, in the United States and $125 million and $108 million, respectively, outside the United States). Unused commercial lines of credit at December 31, 1999 and 1998 were $600 million and $480 million, respectively. Y&R has no obligation to pay commitment fees on our current credit facilities. During 1998, Y&R paid commitment fees of approximately $0.1 million on the unused portion of the replaced credit facility.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

     At December 31, 1999 and 1998, the carrying value of Y&R's financial instruments approximated fair value in all material respects.

     At December 31, 1999, Y&R had $159.3 million in outstanding indebtedness as compared to $63.9 million at December 31, 1998, consisting primarily of floating rate debt. For floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. Based on outstanding indebtedness as of December 31, 1999, the annual after-tax earnings impact resulting from a one-percentage point increase or decrease in interest rates would be approximately $1.0 million, holding other variables constant.

     Y&R enters into forward foreign exchange contracts to hedge certain assets and liabilities which are recorded in a currency different from that in which they settle. The purpose of these contracts is almost exclusively to hedge intercompany transactions. Gains and losses on these contracts generally offset losses and gains on the related foreign currency denominated intercompany transactions. The gains and losses on these positions are deferred and included in the basis of the transaction upon settlement. The terms of these contracts are generally a one-month maturity. At December 31, 1999, Y&R had contracts for the sale of $26.1 million and the purchase of $11.9 million of foreign currencies at fixed rates, compared to contracts for the sale of $19.4 million and the purchase of $6.1 million of foreign currencies at fixed rates at December 31, 1998.

     At December 31, 1998, Y&R had entered into interest rate protection agreements with respect to $31.5 million of its indebtedness. The fair value approximated the notional amount at December 31, 1998. During the first quarter of 1999, all interest rate protection agreements to which we were party either matured or were retired. Accordingly, at December 31, 1999, we had no such agreements outstanding.

     Management believes that any losses resulting from market risk would not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Y&R.


NOTE 14 -- EQUITY

     The following schedule summarizes the changes in the number of outstanding shares of common stock and treasury stock:





                                            COMMON         COMMON STOCK
                                            STOCK          IN TREASURY
                                       ---------------   ---------------
BALANCE JANUARY 1, 1997 ............      58,469,280                --
                                          ----------                --
Issued .............................       4,391,010                --
Repurchased ........................      (1,115,160)        1,115,160
                                          ----------         ---------
BALANCE DECEMBER 31, 1997 ..........      61,745,130         1,115,160
                                          ----------         ---------
Issued -- Offering .................       6,912,730                --
Issued -- Option Exercises .........       2,178,436        (1,599,946)
Restricted Stock Redeemed ..........      (1,855,845)        1,855,845
Repurchased ........................      (2,605,882)        2,605,882
                                          ----------        ----------
BALANCE DECEMBER 31, 1998 ..........      66,374,569         3,976,941
                                          ----------        ----------
Issued -- Option Exercises .........       7,927,665        (5,326,700)
Issued -- Acquisitions .............       2,149,951        (2,149,951)
Repurchased ........................      (3,502,181)        3,502,181
                                          ----------        ----------
BALANCE DECEMBER 31, 1999 ..........      72,950,004             2,471
                                          ==========        ==========

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

     In 1997, payments of $247.8 million were made to U.S.-based equity holders for options and other equity holdings tendered in connection with Y&R's recapitalization in 1996 (the "Recapitalization").

     In connection with the consummation of the Recapitalization, Y&R created a class of preferred stock designated as Money Market Preferred Stock (the "Money Market Preferred"). The Money Market Preferred carries a variable rate dividend and is redeemable at Y&R's election for $115.00 per share following the fifth anniversary of the issuance thereof. At December 31, 1999 and 1998, 50,000 shares of Money Market Preferred were authorized and 87 shares were issued and outstanding.


NOTE 15 -- OPTIONS

     The Young & Rubicam Inc. 1997 Incentive Compensation Plan (the "ICP") provides for grants of stock options, stock appreciation rights ("SARS"), restricted stock, deferred stock, other stock-related awards, and performance or annual incentive awards that may be settled in cash, stock or other property ("Awards"). Under the ICP, the total number of shares of Y&R common stock reserved and available for delivery to participants in connection with Awards is 19,125,000, plus the number of shares of Y&R common stock subject to awards under pre-existing plans that become available (generally due to cancellation or forfeiture) after the effective date of the ICP; provided, however, that the total number of shares of Y&R common stock with respect to which incentive stock options may be granted shall not exceed 1,000,000. Any shares of Y&R common stock delivered under the ICP may consist of authorized and unissued shares or treasury shares.

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

     Generally, options granted prior to 1999 under the ICP become exercisable over a three-year vesting period beginning on the third anniversary of the date of grant and expire ten years from the date of grant. The three-year vesting period for options granted in 1999 generally begins on the first anniversary of the date of grant. However, the Board of Directors may, at its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the case of a "change in control" of Y&R except to the extent otherwise provided in the award agreement. In addition, the Board of Directors may provide that the performance goals relating to any performance-based awards will be deemed to have been met upon the occurrence of any change in control.

     At the closing of the Recapitalization in 1996, the Board of Directors granted the Rollover Options, which were immediately vested and exercisable. Each Rollover Option has an exercise price of $1.92 per share, with certain limited exceptions outside of the United States. Of the Rollover Options, 50% have a term of five years and the remaining 50% have a term of seven years.

     At the closing of the Recapitalization, the Board of Directors also granted to employees options to purchase 5,200,590 shares of Y&R common stock at $7.67 per share and, in 1997, additional options to purchase 1,891,200 shares of Y&R common stock at $7.67 per share (the "Additional Options"). As a result of the granting of the Additional Options in 1997, Y&R recognized a compensation charge of $1.3 million reflecting the difference between the estimated fair market value of Y&R common stock on the

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

date of grant and the exercise price of the Additional Options. All options granted to employees in connection with the Recapitalization were pursuant to and are governed by the stock option plan in existence prior to the effective date of the ICP.

     Additionally, at the closing of the Recapitalization, Y&R granted to Hellman & Friedman Capital Partners III, L.P. ("HFCP") and certain other investors options to purchase 2,598,105 shares of Y&R common stock at $7.67 per share which were exercisable immediately and expire on the seventh anniversary of the closing. Substantially all of the HFCP options were exercised in 1999.

     Y&R has adopted SFAS No. 123 (see Note 1). In accordance with the provisions of SFAS No. 123, Y&R applies APB Opinion No. 25, and related interpretations, in accounting for its plans. If Y&R had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plans consistent with the methodology prescribed by SFAS No. 123, Y&R's net income in 1999 would be decreased by $8.3 million and the net income per common share would be decreased by $0.12 and $0.10, for basic and diluted earnings per share, respectively. Y&R's net loss would be increased by $7.8 million and $6.3 million for the years ended December 31, 1998 and 1997, respectively, and the net basic and diluted loss per common share would be increased by $0.13 for each of the years ended December 31, 1998 and 1997.

     These SFAS No. 123 pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the period ended December 31, 1999, 1998 and 1997, respectively:





                                              1999               1998               1997
                                        ----------------   ----------------   ----------------
       Expected term ................   4 years            6 years            10 years
       Risk-free rate ...............    5.22%-6.23%        4.26%-5.84%        5.59%-7.12%
       Dividend yield ...............         0.26%                 0%                 0%
       Expected volatility ..........        28.60%             24.90%                 0%


     Since Y&R's common stock was publicly traded for the first time in 1998 as a result of the Offering, we did not have sufficient historical information to make a reasonable assumption as to the expected volatility of our common stock price in the future. As a result, the assumption in the table above reflects the expected volatility of stock prices of entities similar to Y&R. In addition, the decrease in the expected term of options for 1998 as compared to 1997 is due to the creation of an active, liquid market for Y&R's common stock resulting from the Offering.

     The weighted-average fair value and weighted-average exercise price of options granted on and subsequent to the Recapitalization for which the exercise price equals the fair value of Y&R common stock on the grant date was $12.30 and $38.76 in 1999, respectively, $7.80 and $22.59 in 1998, respectively, and $5.28 and $12.33 in 1997, respectively.

     In 1997, Y&R granted options to certain executives at exercise prices below the fair value of Y&R common stock on the date of grant. The weighted-average fair value and weighted-average exercise price of these options was $6.76 and $7.67 in 1997, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the weighted-average fair value of traded options, which have no vesting restrictions and are fully transferable. Because Y&R's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

   Transactions involving options are summarized as follows:





                                         OPTIONS        WEIGHTED-AVERAGE
                                       OUTSTANDING       EXERCISE PRICE
                                     ---------------   -----------------
       JANUARY 1, 1997 ...........      24,622,260         $   3.76
                                        ----------         --------
       Granted ...................      11,469,150            11.56
       Exercised .................      (4,250,790)            2.19
       Cancelled .................        (827,415)            4.50
                                        ----------         --------
       DECEMBER 31, 1997 .........      31,013,205             6.84
                                        ----------         --------
       Granted ...................       2,472,933            22.59
       Exercised .................      (2,178,436)            3.10
       Cancelled .................      (1,230,060)           10.81
                                        ----------         --------
       DECEMBER 31, 1998 .........      30,077,642             8.23
                                        ----------         --------
       Granted ...................       4,414,179            38.76
       Exercised .................      (7,927,665)            4.54
       Cancelled .................      (2,228,060)           13.65
                                        ----------         --------
       DECEMBER 31, 1999 .........      24,336,096         $  14.47
                                        ==========         ========


     At December 31, 1999, 1998 and 1997, Y&R had exercisable options of 8,494,699, 14,963,354, and 17,242,995, respectively.


     The following information is as of December 31, 1999:





                                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                       -------------------------------------------   --------------------------
                                                         WEIGHTED-
                                                          AVERAGE       WEIGHTED-                     WEIGHTED-
                                                         REMAINING       AVERAGE                       AVERAGE
                                           NUMBER       CONTRACTUAL      EXERCISE        NUMBER       EXERCISE
RANGE OF EXERCISE PRICES                OUTSTANDING         LIFE          PRICE       EXERCISABLE       PRICE
------------------------------------   -------------   -------------   -----------   -------------   ----------
 $1.92..............................     6,083,314           3.11       $   1.92       6,083,314      $   1.92
 $7.67..............................     4,322,980           6.24           7.67       2,221,361          7.67
 $12.00-$15.00......................     8,312,700           8.10          12.40         103,650         12.59
 $25.00-$31.00......................     1,420,223           8.94          28.55          86,374         30.22
 $37.00-$49.00......................     4,196,879           9.47          38.98              --            --
                                         ---------           ----       --------       ---------      --------
TOTAL AT DECEMBER 31, 1999 .........    24,336,096           6.81       $  14.47       8,494,699      $   3.84
                                        ----------           ----       --------       ---------      --------

NOTE 16 -- LITIGATION, COMMITMENTS AND CONTINGENT LIABILITIES


     Y&R is involved in various legal proceedings incident to the ordinary course of business. Y&R's practice is to attempt to minimize potential liabilities through insurance coverage and/or indemnification provisions in its agreements with clients and others. Y&R believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, consolidated financial position or liquidity.


     At December 31, 1999, Y&R was committed under operating leases, principally for office space. Certain leases contain renewal options calling for increased rentals. Others contain certain escalation clauses relating to taxes and other operating expenses.

                 YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 - (CONTINUED )

     Net rental expense was $85.1 million, $75.5 million, and $74.4 million in 1999, 1998 and 1997, respectively. Future minimum rental commitments as of December 31, 1999 are as follows:





                                (IN THOUSANDS)
  2000 .....................       $ 61,831
  2001 .....................         56,600
  2002 .....................         50,672
  2003 .....................         42,891
  2004 .....................         38,092
  Thereafter ...............         93,014


     Y&R had outstanding guarantees of $4.5 million and $8.6 million at December 31, 1999 and 1998, respectively, primarily in support of credit lines of unconsolidated affiliates.


NOTE 17 -- SUBSEQUENT EVENTS (UNAUDITED)

     On January 20, 2000, Y&R completed the placement of $287.5 million of 3% convertible subordinated notes due January 15, 2005, which includes $37.5 million of notes issued pursuant to the exercise by the initial purchasers of their over-allotment option. At the option of the holder, the notes are convertible into shares of Y&R's common stock at a conversion price of $73.36 per share, subject to adjustment. Y&R used the net proceeds of the offering to repay outstanding debt under Y&R's existing bank credit facilities and to fund operations.

     In January 2000, Y&R contributed cash and certain assets and rights known as Y&R TeamSpace, a proprietary software tool, to eMotion Inc., a firm that provides digital media management solutions that facilitate the creative workflow, sale, distribution and management of media rich broadband content. In exchange for an ownership interest in eMotion Inc. Y&R expects to record a gain in the first quarter of 2000 in connection with this transaction.

     In the first quarter of 2000, Y&R acquired 100% of Robinson Lerer Montgomery, LLC and also made strategic investments in certain other entities. Cash payments made in connection with these transactions amounted to approximately $45 million.

YOUNG AND RUBICAM INC. AND SUBSIDIARY COMPANIES                  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       ADDITIONS
                                                       -----------------------------
                                           BALANCE AT   CHARGED TO                                  BALANCE
                                            BEGINNING    COSTS AND     CHARGED TO                  AT END OF
DESCRIPTION                                 OF PERIOD    EXPENSES    OTHER ACCOUNTS   DEDUCTIONS    PERIOD
----------------------------------------- ------------ ------------ ---------------- ------------ ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for Doubtful Accounts .........   $ 17,938     $ 10,766         --            $ 3,692    $ 25,012
                                            ========     ========         ==            =======    ========
YEAR ENDED DECEMBER 31, 1998
Allowance for Doubtful Accounts .........   $ 14,125     $  9,404         --            $ 5,591    $ 17,938
                                            ========     ========         ==            =======    ========
YEAR ENDED DECEMBER 31, 1997
Allowance for Doubtful Accounts .........   $  9,849     $ 14,269         --            $ 9,993    $ 14,125
                                            ========     ========         ==            =======    ========