Form 10-Q
period 2000-03-31
YOUNG & RUBICAM INC
filed 2000-05-12
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

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


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of May 1, 2000 was 72,170,992.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                                                        PAGE NO.
   Item 1.     Financial Statements

                  Consolidated Condensed Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999                                               2

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                                     3

                  Consolidated Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999                                               4

                  Notes to Consolidated Condensed Financial Statements                                   5 - 7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      8 - 10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 11

PART II: OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                                                           12

SIGNATURES                                                                                                13

EXHIBIT INDEX                                                                                             14


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

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                   2000               1999
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $    448,282        $   383,873
Compensation expense, including employee benefits                                    272,402            235,018
General and administrative expenses                                                  131,616            114,297
                                                                                -----------------------------------
Operating expenses                                                                   404,018            349,315
                                                                                -----------------------------------
Operating profit                                                                      44,264             34,558

Interest expense, net                                                                 (3,149)            (1,646)
Other income                                                                          10,796                  -
                                                                                -----------------------------------
Income before income taxes                                                            51,911             32,912
Income tax provision                                                                  20,764             13,494
                                                                                -----------------------------------
                                                                                      31,147             19,418

Equity in net income (loss) of unconsolidated affiliates                                 727                (16)
Minority interest in net (income) loss of consolidated companies                        (282)               299
                                                                                -----------------------------------
Net income                                                                      $     31,592        $    19,701
                                                                                ===================================

Earnings per share:
   Basic                                                                        $       0.43        $      0.30
                                                                                ===================================
   Diluted                                                                      $       0.38        $      0.24
                                                                                ===================================

Weighted average shares outstanding:
    Basic                                                                         72,790,225         66,324,420
                                                                                ===================================
    Diluted                                                                       86,446,025         81,892,192
                                                                                ===================================







   The accompanying notes are an integral part of these financial statements.

Young & Rubicam Inc. and Subsidiary Companies
Consolidated Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                                               MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                               2000         1999
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                $   126,222    $   144,517
   Accounts receivable, net of allowance for doubtful accounts of $21,492 and
     $25,012 at March 31, 2000 and December 31, 1999, respectively                            1,003,773      1,031,445
   Costs billable to clients                                                                    100,962         76,982
   Other receivables                                                                             47,675         43,138
   Deferred income taxes                                                                         50,302         50,302
   Prepaid expenses and other current assets                                                     31,778         27,803
                                                                                            -----------    -----------
        Total Current Assets                                                                  1,360,712      1,374,187
                                                                                            -----------    -----------

NONCURRENT ASSETS
   Property,  leasehold  improvements  and equipment at cost, net of accumulated depreciation  and amortization of $252,865 and $248,112 at March 31, 2000 and
     December 31, 1999, respectively                                                            195,485        194,569
   Deferred income taxes                                                                        113,659         34,875
   Intangibles,  net of accumulated amortization of $91,936 and $91,285 at March
     31, 2000 and December 31, 1999, respectively                                               383,598        353,860
   Equity in net assets of and advances to unconsolidated affiliates                             34,408         36,001
   Investments in equity securities                                                             200,856        366,590
   Other noncurrent assets                                                                       46,901         54,199
                                                                                            -----------    -----------
        Total Assets                                                                        $ 2,335,619    $ 2,414,281
                                                                                            ===========    ===========

CURRENT LIABILITIES
   Accounts payable                                                                         $ 1,146,660    $ 1,206,385
   Accrued expenses and other current liabilities                                               197,667        226,006
   Accrued payroll and bonuses                                                                   48,151         78,531
   Advance billings                                                                             134,752        132,130
   Accrued taxes on income                                                                       23,925         24,844
   Short-term debt                                                                               32,358         31,710
                                                                                            -----------    -----------
        Total Current Liabilities                                                             1,583,513      1,699,606
                                                                                            -----------    -----------

NONCURRENT LIABILITIES
   Long-term debt                                                                               347,858        127,568
   Deferred compensation                                                                         30,715         31,328
   Other noncurrent liabilities                                                                 110,320        117,405

Minority Interests                                                                               14,123         14,194
Commitments and Contingencies
                                                                                            -----------    -----------

STOCKHOLDERS' EQUITY

   Money Market Preferred Stock - cumulative variable dividend; liquidating value of $115 per share; one-tenth of one vote per share; authorized - 50,000 shares; issued and
     outstanding - 87 shares                                                                        --              --
   Cumulative  Participating  Junior  Preferred  Stock - minimum $1.00 dividend;
     liquidating  value of $1.00 per share, 100 votes per share, authorized - 2,500,000
     shares; issued and outstanding - 0 shares                                                      --              --
   Common stock - par value $.01 per share; authorized - 250,000,000 shares;  issued  and  outstanding - 72,189,892 shares and 72,950,004 shares at March 31, 2000 and December 31, 1999, respectively (excluding
     1,162,816 shares and 2,471 shares in treasury)                                                 734            730
Capital  surplus                                                                                899,404        908,969
Accumulated  deficit                                                                           (566,676)      (596,470)
Net  unrealized  appreciation in equity securities                                               13,440        144,977
Cumulative  translation  adjustment                                                             (39,386)       (33,092)
Pension liability adjustment                                                                       (817)          (817)
                                                                                            -----------    -----------
                                                                                                306,699        424,297

   Common stock in treasury, at cost                                                            (57,609)          (117)
                                                                                            -----------    -----------
        Total Stockholders' Equity                                                              249,090        424,180
                                                                                            -----------    -----------
        Total Liabilities and Stockholders' Equity                                          $ 2,335,619    $ 2,414,281
                                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                                        ----------------------------
(IN THOUSANDS)                                                                                                2000          1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                               $  31,592    $  19,701
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                                               20,740       15,769
   Other income                                                                                               (10,796)          --
   Deferred income tax expense                                                                                 15,801        8,280
   Equity in net (income) loss of unconsolidated affiliates                                                      (727)          16
   Dividends from unconsolidated affiliates                                                                       176          905
   Minority interest in net income (loss) of consolidated companies                                               282         (299)
Change in assets and liabilities, excluding effects from acquisitions, dispositions and foreign exchange:
   Accounts receivable                                                                                         13,845      (29,034)
   Costs billable to clients                                                                                  (20,140)      (9,306)
   Other receivables                                                                                           (6,802)      (9,527)
   Prepaid expenses and other assets                                                                           (3,644)      (5,895)
   Accounts payable                                                                                           (63,463)     (58,743)
   Accrued expenses and other current liabilities                                                             (32,037)     (18,868)
   Accrued payroll and bonuses                                                                                (25,620)     (26,616)
   Advance billings                                                                                             2,622      (11,016)
   Accrued taxes on income                                                                                       (486)       1,167
   Deferred compensation                                                                                         (298)         355
   Other                                                                                                        5,559       (1,359)
                                                                                                            ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                                                       $ (84,514)   $(124,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, leasehold improvements and equipment                                              $ (15,448)   $ (14,788)
   Acquisitions, net of cash acquired                                                                         (37,633)      (8,669)
   Investments in equity securities                                                                           (25,217)      (1,912)
   Proceeds from investing activities                                                                           4,054          322
                                                                                                            ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                       $ (74,244)   $ (25,047)
                                                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from convertible subordinated notes                                                         $ 282,469    $      --
   Proceeds from other long-term debt                                                                           6,469      126,036
   Repayments of long-term debt                                                                               (73,917)      (5,256)
   Net proceeds from short-term debt                                                                           17,537       10,992
   Common stock issued                                                                                          3,177        1,134
   Purchase of treasury shares                                                                                (87,180)     (42,403)
   Dividends paid                                                                                              (1,797)          --
   Payment of deferred compensation                                                                            (3,456)          --
   Other financing activities                                                                                    (256)         (59)
                                                                                                            ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   $ 143,046    $  90,444
                                                                                                            ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                                                   (2,583)         144

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                     (18,295)     (58,929)
Cash and cash equivalents, beginning of period                                                                144,517      122,138
                                                                                                            ---------    ---------
Cash and cash equivalents, end of period                                                                    $ 126,222    $  63,209
                                                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                                               $     822    $   2,939
                                                                                                            =========    =========
Income taxes paid                                                                                           $   5,051    $   4,960
                                                                                                            =========    =========
NONCASH INVESTING ACTIVITY:
Common stock issued in acquisitions                                                                         $   2,310    $      --
                                                                                                            =========    =========




   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

CONSOLIDATION: The accompanying unaudited consolidated condensed financial statements of Y&R have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Y&R's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation.

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


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the three months ended March 31, 2000 and 1999. Diluted earnings per share for the three months ended March 31, 2000 and 1999 are calculated as net income adjusted for after-tax interest expense on our 3% Convertible Subordinated Notes divided by weighted average shares of common stock outstanding, adjusted for the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans, convertible subordinated notes and other dilutive securities.

Shares used in computing basic and diluted earnings per share were as follows:

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                   ---------------------------------
                                                                                                        2000             1999
-------------------------------------------------------------------------------------------------- ---------------- ----------------
Basic - weighted average shares                                                                      72,790,225       66,324,420
Dilutive effect of stock options                                                                     10,567,001       15,567,772
Dilutive effect of convertible subordinated notes                                                     3,088,799                -
-------------------------------------------------------------------------------------------------- ---------------- ----------------
Diluted - weighted average shares                                                                    86,446,025       81,892,192
================================================================================================== ================ ================

NOTE 3 - Comprehensive Income

The following table sets forth total comprehensive income (loss) and its components:

                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                    --------------------------------
(IN THOUSANDS)                                                                                           2000             1999
--------------------------------------------------------------------------------------------------- ---------------- ---------------
Net income                                                                                           $     31,592    $       19,701
Unrealized depreciation in equity securities:
     Unrealized depreciation arising during period                                                       (130,383)                --
     Less: Reclassification adjustment for gains included in net income                                    (1,154)                --
                                                                                                    ---------------- ---------------
     Net unrealized depreciation in equity securities                                                    (131,537)                --
Foreign currency translation adjustments                                                                   (6,294)           (7,214)
--------------------------------------------------------------------------------------------------- ---------------- ---------------
Total comprehensive (loss) income                                                                    $   (106,239)    $      12,487
=================================================================================================== ================ ===============


NOTE 4 - INVESTMENTS IN EQUITY SECURITIES

At March 31, 2000, all equity  securities  covered under  Statement of Financial
Accounting Standards No. 115 ("SFAS No. 115") were designated as available-for-sale. Such equity securities at March 31, 2000 had an aggregate cost basis of $122.1 million. These securities are carried at their fair value of $144.1 million and are included in investments in equity securities on the balance sheet. Differences between cost and fair value of $22.0 million are carried net of $8.6 million of related income tax as a separate component of stockholders' equity under the balance sheet caption "Net unrealized appreciation in equity securities."

In January 2000, Y&R contributed cash and certain assets and rights known as Y&R TeamSpace, a proprietary software tool, to eMotion Inc. ("eMotion"), a firm that provides digital media management solutions that facilitate the creative workflow, sale, distribution and management of media rich broadband content, in exchange for an ownership interest in eMotion. The equity securities received in connection with this transaction are carried on the balance sheet at net cost, as readily determinable fair values are not available. At March 31, 2000, the carrying value of this cost investment was $13.3 million. In addition, Y&R recorded a gain on the contribution of Y&R TeamSpace to eMotion in the first quarter of 2000 totaling approximately $7.6 million.

During the first quarter of 2000, Y&R invested an additional $20.0 million in marketable equity securities that are carried on the balance sheet at cost. These cost investments include Y&R's investment in Naviant Inc., a leading provider of precision marketing solutions to web advertisers, web publishers and consumer marketers of approximately $15.0 million.

Under certain investment agreements, Y&R is eligible to share with the respective entities a portion of revenues, if any, generated from the use or referral by Y&R or its clients of the respective entity's products or services. In certain instances, Y&R may also be required to make payments pursuant to minimum revenue guarantees over a specified period. While Y&R cannot reasonably estimate the amount, if any, that could be earned or become payable under such agreements, such amounts are not expected to be material to Y&R's consolidated results of operations, financial position or cash flow. To date no commission fee revenue has been earned or recognized and no revenue guarantee amounts have become payable under such arrangements.

NOTE 5 - ACQUISITIONS

During the first quarter of 2000, Y&R acquired 100% of Robinson Lerer & Montgomery, LLC ("RLM"), a leading public relations and strategy consulting firm in a cash and stock transaction, and also made several other acquisitions and strategic investments in certain other entities. All of these acquisitions were accounted for under the purchase method of accounting and a preliminary allocation of the costs to acquire these entities has been made based on the fair value of the net assets acquired. Certain acquisitions may require Y&R to pay incremental amounts as additional consideration in future years, based on the operating results achieved by the companies that were acquired. The aggregate purchase price of acquisitions completed in the first quarter of 2000, including any amounts paid under existing contingent consideration obligations, amounted to approximately $52.5 million.


NOTE 6 - LONG-TERM DEBT

Y&R's long-term debt is comprised of the following:

(IN THOUSANDS)                                                   MARCH 31, 2000             DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------
Unsecured revolving credit facilities                                $  55,573                  $  123,500
3% Convertible subordinated notes                                      287,500                           -
Capital lease obligations                                                1,776                       2,197
Other borrowings                                                         3,335                       3,821
--------------------------------------------------------------------------------------------------------------------
                                                                       348,184                     129,518
Less - Current portion                                                     326                       1,950
--------------------------------------------------------------------------------------------------------------------
                                                                     $ 347,858                  $  127,568
====================================================================================================================

Interest expense was $5.6 million for the first quarter of 2000 compared to interest expense of $3.7 million for the first quarter of 1999.

On  January  20,  2000,  we  completed  the  placement  of $287.5  million of 3%
Convertible Subordinated Notes due January 15, 2005. At the option of the holder, the notes are convertible into shares of our common stock at a conversion price of $73.36 per share, subject to adjustment, beginning 90 days following the issuance of the notes. The notes may be redeemed at Y&R's option on or after January 20, 2003. Additionally, under certain circumstances, holders of the notes may have the right to require Y&R to repurchase the notes. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2000. The notes are unsecured obligations of Y&R and are subordinated in right of payment to all senior indebtedness and liabilities of subsidiaries of Y&R. Y&R used the net proceeds of the offering to repay outstanding debt under our existing bank credit facilities and to fund operations, acquisitions, investment activity and share repurchases.


NOTE 7 - CASH DIVIDEND

On March 15, 2000, Y&R paid quarterly cash dividends of $0.025 per common share to all stockholders of record as of March 1, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     Revenues for the first quarter of 2000 increased by $64.4 million, or 16.8%, to $448.3 million compared to the first quarter of 1999. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 11.2%, due to the growth of existing businesses, including net new business gains and net higher spending from existing clients. Acquisitions contributed 9.2% of revenue growth, or $39.9 million. Domestic revenues increased by 14.6%, or 6.4% excluding acquisitions, to $239.1 million for the first quarter of 2000 compared to the first quarter of 1999. International revenues increased by 19.3% to $209.2 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased by 17.0% for the first quarter of 2000 compared to the first quarter of 1999. International organic revenue growth was broad based across all regions. Europe, our largest international region, achieved 11.0% organic growth.

     Compensation expense increased by $37.4 million to $272.4 million for the first quarter of 2000 compared to the first quarter of 1999, but decreased as a percentage of revenues to 60.8% from 61.2%. The improvement in the compensation expense margin was driven by continued lower cost of non-salary related benefit expenses, as well as productivity gains.

     General and administrative expenses increased by $17.3 million to $131.6 million for the first quarter of 2000 compared to the first quarter of 1999, but decreased as a percentage of revenues to 29.4% from 29.8%. The margin improvement is primarily the result of savings in domestic facilities costs and other ongoing cost containment initiatives, which more than offset incremental amortization of goodwill and other intangible assets attributable to acquired assets.

     Operating profit was $44.3 million for the first quarter of 2000, as compared to $34.6 million for the first quarter of 1999. This increase was primarily due to net new business gains combined with improved operating margins. The operating profit margin in the first quarter of 2000 was 9.9%, a 90 basis point improvement over the operating profit margin of 9.0% in the first quarter of 1999.

     Net interest expense increased by $1.5 million to $3.1 million for the first quarter of 2000 compared to the first quarter of 1999. The increase was principally due to higher average borrowing levels to support acquisitions, investment activity and share repurchases, partially offset by lower average borrowing rates as compared to 1999, which is primarily a result of the 3% Convertible Subordinated Notes refinancing that was completed on January 20, 2000.

     Other income of $10.8 million principally consists of the gain on the sale in January 2000 of certain assets and rights known as Y&R TeamSpace to eMotion Inc., a firm that provides digital media management solutions; and gains on the sale of certain marketable securities and additional consideration received in the first quarter of 2000 as a result of achieving revenue and operating profit performance targets of the Brand Dialogue assets contributed to Luminant Worldwide Corporation in 1999.

     The income tax provision was $20.8 million for the first quarter of 2000 compared to $13.5 million for the first quarter of 1999. The effective tax rate for the first quarter of 2000 was 40.0% compared to 41.0% in the first quarter of 1999. The decrease in the effective tax rate resulted from foreign earnings being taxed at an effective rate lower than the U.S. statutory rate, partially offset by an increase in domestic nondeductible goodwill.

     Equity in net income of unconsolidated affiliates increased to $0.7 million in the first quarter of 2000, reflecting operating improvements in equity affiliates, principally Dentsu, Young & Rubicam ("DY&R") Japan. Minority interest in net income of consolidated companies was $0.3 million in the first quarter of 2000 compared to minority interest in net losses of $0.3 million in the first quarter of 1999, reflecting the consolidation of the results of DY&R companies throughout principal markets in Asia, with the exception of Japan, effective August 2, 1999.

     Net income was $31.6 million, or $0.38 per diluted share, for the first quarter of 2000. This compares to net income for the first quarter of 1999 of $19.7 million. Excluding other income of $10.8 million in 2000, net income increased by $5.4 million, or 27.5% in the first quarter of 2000 as compared to 1999. This increase was principally due to revenue growth, acquisition activity, improved operating margins and a reduced effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and share repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $126.2 million and $144.5 million at March 31, 2000 and December 31, 1999, respectively. Cash used in operating activities in the first quarter of 2000 was $84.5 million compared to $124.5 million in the first quarter of 1999, reflecting revenue and net income growth, improved operating margins and improved working investment. Quarterly operating cash flows are significantly impacted by seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice, where possible, is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Free cash flow, which is defined as net cash provided by (used in) operating activities less capital expenditures, was a net use of $100.0 million in the first quarter of 2000, a 28.2% improvement from the first quarter of 1999.

     Cash used in investing activities in the first quarter of 2000 was $74.2 million and included $15.5 million in capital expenditures and $62.9 million for investments and acquisitions, net of cash acquired. In the first quarter of
1999, cash used in investing activities was $25.0 million, principally consisting of $14.8 million in capital expenditures. The majority of capital expenditures in 2000 and 1999 were for leasehold improvements and information technology-related purchases. Acquisitions and investments in 2000 included the purchase of Robinson Lerer & Montgomery, LLC, the cash contribution to eMotion Inc., and an investment in Naviant Inc.

     Cash provided by financing activities in the first quarter of 2000 was $143.0 million and included net borrowings of $232.6 million. During the first quarter of 2000, we repurchased 1.8 million shares of our common stock on the open market and in other transactions at an average price of $49.12 per share for an aggregate cost of $87.2 million. This brings the total to 7.2 million shares repurchased under our 12.0 million share authorized repurchase program. In the first quarter of 1999, cash provided by financing activities was $90.4 million and included net borrowings of $131.8 million.

     On January 20, 2000,  we completed  the  placement of $287.5  million of 3%
Convertible Subordinated Notes due January 15, 2005. At the option of the holder, the notes are convertible into shares of our common stock at a conversion price of $73.36 per share, subject to adjustment, beginning 90 days following the issuance of the notes. The notes may be redeemed at Y&R's option on or after January 20, 2003. Additionally, under certain circumstances, holders of the notes may have the right to require Y&R to repurchase the notes. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2000. The notes are unsecured obligations of Y&R and are subordinated in right of payment to all senior indebtedness and liabilities of subsidiaries of Y&R. Y&R used the net proceeds of the offering to repay outstanding debt under our existing bank credit facilities and to fund operations, acquisitions, investment activity and share repurchases.

     On March 15, 2000, we paid a quarterly cash dividend of $0.025 per share of common stock to all shareholders of record as of March 1, 2000. The payment of additional dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and restrictions in our credit facilities.

     We may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or strengthen the geographic scope of our operations.

     At March 31, 2000, our net deferred tax assets were $164.0 million, an increase of $78.8 million from December 31, 1999, primarily resulting from a decrease in deferred tax liabilities related to unrealized appreciation in equity securities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   Y&R's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. Our 1999 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of March 31, 2000, no material change had occurred in Y&R's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999, except as noted below.

   Y&R accounts for its investments in equity securities with readily determinable fair values under SFAS No. 115. The value of the equity securities may fluctuate based on the volatility of the respective entity's stock price and other general market conditions. The value of these equity securities has declined since December 31, 1999. At March 31, 2000, all equity securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized holding gains, net of taxes, reported in a separate component of shareholders' equity. Such equity securities at March 31, 2000, had an aggregate cost basis of $122.1 million. These securities are carried at their fair value of $144.1 million and are included in investments in equity securities on the balance sheet. Differences between cost and fair value of $22.0 million are carried net of $8.6 million of related income tax as a separate component of stockholders' equity under the balance sheet caption "Net unrealized appreciation in equity securities."

PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: See Exhibit Index

     (b) Reports on Form 8-K: On January 7, 2000, the Company filed a report on Form 8-K (Item 5), describing its intention to raise approximately $250 million through the sale of Convertible Subordinated Notes.

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

Date:  May 11, 2000

                              /s/ Jacques Tortoroli
                  --------------------------------------------
                             Name: Jacques Tortoroli
                     Title: Senior Vice President of Finance
                          Principal Accounting Officer

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION

11       Computation of Earnings Per Share

27.1     Financial Data Schedule

                                                                      EXHIBIT 11

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
                        COMPUTATION OF EARNINGS PER SHARE


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                  2000           1999
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding                                           72,790,225    66,324,420
                                                                                    ===========   ===========

Net income                                                                          $    31,592   $    19,701
                                                                                    ===========   ===========

Earnings per common share                                                           $      0.43   $      0.30
                                                                                    ===========   ===========


DILUTED EARNINGS PER SHARE:
Weighted average common shares outstanding                                           72,790,225    66,324,420
Dilutive effects of stock options                                                    10,567,001    15,567,772
Dilutive effect of convertible subordinated notes                                     3,088,799             -
                                                                                    -----------   -----------

Weighted average common shares and common share equivalents outstanding              86,446,025    81,892,192
                                                                                    ===========   ===========


Net income                                                                          $    31,592   $    19,701

Add: After-tax interest expense on 3% Convertible Subordinated Notes                      1,016             -
                                                                                    -----------   -----------

Net income, as adjusted                                                             $    32,608   $    19,701
                                                                                    ===========   ===========

Earnings per common share and common share equivalents                              $      0.38   $      0.24
                                                                                    ===========   ===========