Form 10-Q
period 2000-06-30
YOUNG & RUBICAM INC
filed 2000-08-03
CIK 1030048

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 2000 was 73,296,883.

                  YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                           PAGE NO.

  Item 1.   Financial Statements

              Consolidated Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 2000 and 1999                2

              Consolidated Condensed Balance Sheets as of
              June 30, 2000 and December 31, 1999                              3

              Consolidated Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and 1999                          4

              Notes to Consolidated Condensed Financial Statements         5 - 8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9 - 12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        13

PART II: OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders               14

  Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

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

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                    -------------------------------   ----------------------------
                                                         2000            1999              2000            1999
------------------------------------------------------------------------------------------------------------------
Revenues                                            $   495,009      $   414,361      $   943,291      $   798,234

Compensation expense, including employee benefits       284,043          239,016          556,445          474,034
General and administrative expenses                     145,672          122,511          277,288          236,808
                                                    -----------      -----------      -----------      -----------
Operating expenses                                      429,715          361,527          833,733          710,842
                                                    -----------      -----------      -----------      -----------
Operating profit                                         65,294           52,834          109,558          87,392
Interest expense, net                                    (4,970)          (2,799)          (8,119)         (4,445)
Other income                                              1,359               --           12,155              --
                                                    -----------      -----------      -----------      -----------
Income before income taxes                               61,683           50,035          113,594          82,947
Income tax provision                                     24,674           20,514           45,438          34,008
                                                    -----------      -----------      -----------      -----------
                                                         37,009           29,521           68,156          48,939

Equity in net income of unconsolidated affiliates         1,520            1,668            2,247           1,652
Minority interest in net income of consolidated
  subsidiaries                                           (1,066)            (604)          (1,348)           (305)
                                                    -----------      -----------      -----------      -----------

Net income                                          $    37,463      $    30,585      $    69,055      $    50,286
                                                    ===========      ===========      ===========      ===========

Earnings per share:
  Basic                                             $      0.52      $     0.45       $     0.95       $      0.75
                                                    ===========      ===========      ===========      ===========
  Diluted                                           $      0.45      $     0.37       $     0.83       $      0.61
                                                    ===========      ===========      ===========      ===========

Weighted average shares outstanding (Note 2):
  Basic                                              72,442,663       67,502,175       72,627,811       66,912,004
                                                    ===========      ===========      ===========      ===========
  Diluted                                            86,220,419       82,200,161       86,388,529       82,047,778
                                                    ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                             JUNE 30,    DECEMBER 31,
                                                                                                 2000          1999
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS

   Cash and cash equivalents                                                                 $   173,256   $   144,517
   Accounts  receivable,  net of allowance for doubtful  accounts of $24,223 and
     $25,012 at June 30, 2000 and December 31, 19999, respectively                             1,008,933     1,031,445
   Costs billable to clients                                                                     115,014        76,982
   Other receivables                                                                              41,994        43,138
   Deferred income taxes                                                                          50,566        50,302
   Prepaid expenses and other current assets                                                      29,250        27,803
                                                                                             -----------   -----------
        Total Current Assets                                                                   1,419,013     1,374,187
                                                                                             -----------   -----------

NONCURRENT ASSETS

   Property,  leasehold  improvements  and equipment at cost, net of accumulated depreciation and amortization of $263,824 and $248,112 at June 30, 2000 and
     December 31, 1999, respectively                                                             189,362       194,569
   Deferred income taxes                                                                         149,287        34,875
   Intangibles,   net  of  accumulated amortization of $98,627 and $91,285 at
     June 30, 2000 and December 31, 1999, respectively                                           371,873       353,860
   Equity in net assets of and advances to unconsolidated affiliates                              35,067        36,001
   Investments in equity securities                                                              151,884       366,590
   Other noncurrent assets                                                                        48,283        54,199
                                                                                             -----------   -----------
       Total Assets                                                                          $ 2,364,769   $ 2,414,281
                                                                                             ===========   ===========

CURRENT LIABILITIES
   Accounts payable                                                                          $ 1,201,938   $ 1,206,385
   Accrued expenses and other current liabilities                                                217,853       226,006
   Accrued payroll and bonuses                                                                    53,779        78,531
   Advance billings                                                                              134,400       132,130
   Accrued taxes on income                                                                        15,286        24,844
   Short-term debt                                                                                41,933        31,710
                                                                                             -----------   -----------
        Total Current Liabilities                                                              1,665,189     1,699,606
                                                                                             -----------   -----------

NONCURRENT LIABILITIES
   Long-term debt                                                                                297,920       127,568
   Deferred compensation                                                                          31,957        31,328
   Other noncurrent liabilities                                                                  104,390       117,405

Minority Interests                                                                                14,681        14,194
Commitments and Contingencies
                                                                                             -----------   -----------
STOCKHOLDERS' EQUITY

   Money Market Preferred Stock - cumulative variable dividend; liquidating value of $115 per share; one-tenth of one vote per share; authorized - 50,000 shares; issued and
     outstanding - 87 shares                                                                                        --
   Cumulative Participating Junior Preferred Stock - minimum $1.00 dividend; liquidating value of $1.00 per share; 100 votes per share; authorized - 2,500,000 shares,
     issued and outstanding - 0 shares                                                                              --
   Common stock - par value $.01 per share; authorized - 250,000,000 shares; issued and outstanding - 73,160,024 shares and 72,950,004 shares at June 30, 2000 and
     December 31, 1999, respectively (excluding 192,684 shares and 2,471 shares in treasury)         734           730
   Capital surplus                                                                               872,870       908,969
   Accumulated deficit                                                                          (530,994)     (596,470)
   Net unrealized (depreciation) appreciation in equity securities, net of tax                   (27,792)      144,977
   Cumulative translation adjustment                                                             (53,915)      (33,092)
   Pension liability adjustment                                                                     (817)         (817)
                                                                                             -----------   -----------
                                                                                                 260,086       424,297
   Common stock in treasury, at cost                                                              (9,454)         (117)
                                                                                             -----------   -----------
        Total Stockholders' Equity                                                               250,632       424,180
                                                                                             -----------   -----------
        Total Liabilities and Stockholders' Equity                                           $ 2,364,769   $ 2,414,281
                                                                                             ===========   ===========

   The accompanying notes are an integral part of these financial statements.

YOUNG & RUBICAM INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------------------
(IN THOUSANDS)                                                                           2000                 1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                         $   69,055           $   50,286
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                          42,209               32,465
   Other income                                                                          (12,155)                  --
   Deferred income tax expense                                                            28,662               24,049
   Equity in net income of unconsolidated affiliates                                      (2,247)              (1,652)
   Dividends from unconsolidated affiliates                                                  418                1,181
   Minority interest in net income of consolidated companies                               1,348                  305
Change in assets and liabilities, excluding effects from acquisitions, dispositions and foreign exchange
   Accounts receivable                                                                    (8,212)              (7,967)
   Costs billable to clients                                                             (36,364)             (33,194)
   Other receivables                                                                      (2,381)                (304)
   Prepaid expenses and other assets                                                      (3,079)              (3,681)
   Accounts payable                                                                        3,902               23,858
   Accrued expenses and other current liabilities                                         (1,090)             (20,074)
   Accrued payroll and bonuses                                                           (19,143)             (30,382)
   Advance billings                                                                        2,270               (8,324)
   Accrued taxes on income                                                                (8,762)              (1,687)
   Deferred compensation                                                                     954                1,090
   Other                                                                                 (10,870)              (9,074)
                                                                                      ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $   44,515           $   16,895
                                                                                      ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, leasehold improvements and equipment                        $  (27,061)          $  (32,516)
   Acquisitions, net of cash acquired                                                    (48,550)            (102,659)
   Investments in equity securities                                                      (35,438)             (11,558)
   Proceeds from investing activities                                                      4,070                   --
                                                                                      ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                                 $ (106,979)          $ (146,733)
                                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from convertible subordinated notes                                   $  282,469           $       --
   Proceeds from other long-term debt                                                      8,143              189,955
   Repayments of long-term debt                                                         (124,666)              (5,109)
   Net proceeds from short-term debt                                                      32,013              (28,330)
   Common stock issued                                                                     8,616                8,351
   Purchase of treasury shares                                                           (90,296)             (67,810)
   Dividends paid                                                                         (3,578)              (1,752)
   Payment of deferred compensation                                                       (3,456)              (1,356)
   Other financing activities                                                             (1,285)              (1,001)
                                                                                      ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             $  107,960           $   92,948
                                                                                      ----------           ----------

Effect of exchange rate changes on cash and cash equivalents                             (16,757)              (5,676)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      28,739              (42,566)
Cash and cash equivalents, beginning of period                                           144,517              122,138
                                                                                      ----------           ----------
Cash and cash equivalents, end of period                                              $  173,256           $   79,572
                                                                                      ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                         $    1,943           $    7,479
                                                                                      ==========           ==========

Income taxes paid                                                                     $   19,601           $   14,208
                                                                                      ==========           ==========
NONCASH INVESTING ACTIVITY:

Common stock issued in acquisitions                                                   $    2,310           $   83,700
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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the three and six months ended June 30, 2000 and 1999. Diluted earnings per share for the three and six months ended June 30, 2000 and 1999 are calculated as net income adjusted for after-tax interest expense on our 3% Convertible Subordinated Notes in 2000, divided by weighted average shares of common stock outstanding, adjusted for the dilutive effect of stock options, primarily stock options granted to employees under stock-based compensation plans, the convertible subordinated notes and other dilutive securities.

Shares used in computing basic and diluted earnings per share were as follows:

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                            -------------------------------       -------------------------------
                                                                 2000            1999                  2000             1999
----------------------------------------------------------- --------------- ---------------       ---------------- --------------
Basic - weighted average shares                               72,442,663        67,502,175          72,627,811         66,912,004
Dilutive effect of stock options                               9,827,661        14,697,986          10,241,271         15,135,774
Dilutive effect of convertible notes                           3,950,095                --           3,519,447                 --
----------------------------------------------------------- --------------- ---------------       ---------------- --------------
Diluted - weighted average shares                             86,220,419        82,200,161          86,388,529         82,047,778
=========================================================== =============== ===============       ================ ==============

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth total comprehensive income (loss) and its components:

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                           JUNE 30,
                                                                   -------------------------------     ---------------------------
(IN THOUSANDS)                                                          2000            1999                2000            1999
------------------------------------------------------------------ ---------------- --------------     --------------- -----------
Net income                                                            $  37,463     $     30,585       $     69,055       $ 50,286
Unrealized depreciation in equity securities, net of tax:
     Unrealized depreciation arising during period                      (41,232)              --           (171,615)            --
     Less: Reclassification adjustment for gains included
              in net income                                                  --               --             (1,154)            --
                                                                   ---------------- --------------     --------------- -----------
     Net unrealized depreciation in equity securities, net of tax       (41,232)              --           (172,769)            --
Foreign currency translation adjustment                                 (14,529)          (7,332)           (20,823)       (14,546)
------------------------------------------------------------------ ---------------- --------------     --------------- -----------
Total comprehensive income                                            $ (18,298)    $     23,253       $   (124,537)      $ 35,740
================================================================== ================ ==============     =============== ===========

NOTE 4 - INVESTMENTS IN EQUITY SECURITIES

At June 30, 2000,  all equity  securities  covered under  Statement of Financial
Accounting   Standards   No.   115  ("SFAS  No.   115")   were   designated   as
available-for-sale. In accordance with SFAS No. 115, these securities are reported at fair value, adjusted for any other-than-temporary declines in value. Such equity securities at June 30, 2000 had an aggregate cost basis of $122.5 million and included certain equity securities received as additional consideration in the first half of 2000 as a result of achieving revenue and operating profit performance targets of the Brand Dialogue assets contributed to Luminant Worldwide Corporation in 1999. These securities are carried at their fair value of $77.0 million and are included in investments in equity securities on the balance sheet. Differences between cost and fair value of $45.5 million are carried net of $17.7 million of related income tax benefit as a separate component of stockholders' equity under the balance sheet caption "Net unrealized (depreciation) appreciation in equity securities."

In January 2000, Y&R contributed cash and certain assets and rights known as Y&R TeamSpace, a proprietary software tool, to eMotion Inc. ("eMotion"), a firm that provides digital media management solutions that facilitate the creative workflow, sale, distribution and management of media rich broadband content, in exchange for an ownership interest in eMotion. The equity securities received in connection with this transaction are carried on the balance sheet at net cost, as readily determinable fair values are not available. At June 30, 2000, the carrying value of this cost investment was $14.3 million. In addition, Y&R recorded a gain on the contribution of Y&R TeamSpace to eMotion in the first quarter of 2000 totaling approximately $7.6 million.

Also during the first half of 2000, Y&R invested an additional $29.0 million in equity securities that are carried on the balance sheet at cost. These cost investments include Y&R's investment in Naviant Inc., a leading provider of precision marketing solutions to web advertisers, web publishers and consumer marketers of approximately $15.0 million.

Under certain investment agreements, Y&R is eligible to share with the respective entities a portion of revenues, if any, generated from the use or referral by Y&R or its clients of the respective entity's products or services. In certain instances, Y&R may also be required to make payments pursuant to minimum revenue guarantees over a specified period. While Y&R cannot reasonably estimate the amount, if any, that could be earned or become payable under such agreements, such amounts are not expected to be material to Y&R's consolidated results of operations, financial position or cash flow. To date no commission fee revenue has been earned or recognized.

During the quarter ended June 30, 2000 revenue guarantee amounts totaling $1.0 million have been paid under such arrangements.

NOTE 5 - ACQUISITIONS

During the first half of 2000, Y&R acquired all outstanding membership interests in Robinson Lerer & Montgomery, LLC ("RLM"), a leading public relations and strategy consulting firm in a cash and stock transaction, and also made several other acquisitions. All of these acquisitions were accounted for under the purchase method of accounting and a preliminary allocation of the costs to acquire these entities has been made based on the fair value of the net assets acquired. Certain acquisitions may require Y&R to pay incremental amounts as additional consideration in future years, based on the operating results achieved by the companies that were acquired. The aggregate purchase price of acquisitions completed in the first six months of 2000, including any amounts paid under existing contingent consideration obligations, amounted to approximately $57 million.

NOTE 6 - LONG-TERM DEBT

Y&R's long-term debt is comprised of the following:

(IN THOUSANDS)                                                    JUNE 30, 2000             DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------
Unsecured revolving credit facilities                         $          7,564                  $  123,500
3% Convertible subordinated notes                                      287,500                          --
Capital lease obligations                                                1,479                       2,197
Other borrowings                                                         3,249                       4,500
--------------------------------------------------------------------------------------------------------------------
                                                                       299,792                     130,197
Less - Current portion                                                   1,872                       2,629
--------------------------------------------------------------------------------------------------------------------
                                                              $        297,920                  $  127,568
====================================================================================================================

Interest expense was $6.6 million for the second quarter of 2000 compared to interest expense of $5.4 million for the second quarter of 1999. Interest expense was $12.2 million for the six months ended June 30, 2000 compared to interest expense of $9.1 million for the six months ended June 30, 1999.

On  January  20,  2000,  we  completed  the  placement  of $287.5  million of 3%
Convertible Subordinated Notes due January 15, 2005. At the option of the holder, the notes are convertible into shares of our common stock at a conversion price of $73.36 per share, subject to adjustment, beginning 90 days following the issuance of the notes. The notes may be redeemed at Y&R's option on or after January 20, 2003. Additionally, under certain circumstances, holders of the notes may have the right to require Y&R to repurchase the notes. Interest on the notes is payable on January 15 and July 15 of each year, beginning on July 15, 2000. The notes are unsecured obligations of Y&R and are subordinated in right of payment to all senior indebtedness and liabilities of subsidiaries of Y&R. Y&R used the net proceeds of the offering to repay outstanding debt under our existing bank credit facilities and to fund operations, acquisitions, investment activity and share repurchases. See Note 8 for recent developments relating to the 3% Convertible Subordinated Notes.

NOTE 7 - CASH DIVIDEND

On June 15, 2000 and March 15, 2000, Y&R paid quarterly cash dividends of $0.025 per common share to all stockholders of record as of June 1, 2000 and March 1, 2000, respectively.

NOTE 8 - RECENT DEVELOPMENTS

On May 12, 2000, Y&R and WPP Group plc ("WPP") announced that they have entered into a definitive merger agreement dated as of May 11, 2000 providing for a business combination of Young & Rubicam and WPP. The transaction is structured as a merger of Young & Rubicam with a wholly owned subsidiary of WPP. Subject to the terms of the definitive merger agreement, at the time of the merger, each share of common stock, par value $0.01 per share, of Young & Rubicam, together with any associated preferred share purchase rights, will be converted into the right to receive .835 American Depositary Shares of WPP. Each American Depositary Share of WPP represents five ordinary shares, with a nominal value of 10 pence each, of WPP, and Young & Rubicam stockholders will be entitled to elect to receive WPP ordinary shares in lieu of the American Depositary Shares.

Subject to the completion of the merger, WPP intends, with the cooperation of Y&R, to solicit the consent of the holders of the 3% Convertible Subordinated Notes due January 15, 2005 to amend the indenture relating to those notes to provide that Y&R's obligation under the indenture to file with the Securities and Exchange Commission ("SEC") and distribute to noteholders annual and quarterly financial information may be satisfied by distributing to noteholders the same financial information WPP distributes to its shareholders. If the requisite consent of the noteholders is obtained and the merger is completed, Y&R has been informed by WPP that WPP will fully and unconditionally guarantee Y&R's obligations under those notes and Y&R will discontinue filing periodic reports with the SEC under the Securities Exchange Act of 1934.

The Merger is expected to close in the fall of 2000 and is subject to the approval of each company's stockholders and other customary conditions. There can be no assurance that such approvals will be obtained.

NOTE 9 - SUBSEQUENT EVENTS

On June 29, 2000, Y&R announced that it had agreed to acquire The Partners, a leading UK design agency and corporate identity specialist. The transaction was completed in July 2000.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     Revenues for the second quarter of 2000 increased by $80.6 million, or 19.5%, to $495.0 million compared to the second quarter of 1999. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 14.0%, due to the growth of existing businesses, including net new business gains and net higher spending from existing clients. Acquisitions contributed 9.6% of revenue growth, or $46.0 million. Domestic revenues increased by 15.5%, or 9.3% excluding acquisitions, to $259.5 million for the second quarter of 2000 compared to the second quarter of 1999. International revenues increased by 24.1% to $235.5 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased by 19.6% for the second quarter of 2000 compared to the second quarter of 1999. International organic revenue growth was broad based across all regions. Europe, our largest international region, achieved 17.4% organic growth.

     Compensation expense increased by $45.0 million to $284.0 million for the second quarter of 2000 compared to the second quarter of 1999, but decreased as a percentage of revenues to 57.4% from 57.7%. The improvement in the compensation expense margin was driven by continued lower cost of non-salary related benefit expenses, as well as productivity gains.

     General and administrative expenses increased by $23.2 million to $145.7 million for the second quarter of 2000 compared to the second quarter of 1999, and decreased as a percentage of revenues to 29.4% from 29.6%. The margin improvement is primarily the result of savings in domestic facilities costs and other ongoing cost containment initiatives, which more than offset incremental amortization of goodwill and other intangible assets attributable to assets acquired since the second quarter of 1999.

     Operating profit was $65.3 million for the second quarter of 2000, as compared to $52.8 million for the second quarter of 1999. This increase was primarily due to net new business gains combined with improved operating margins. The operating profit margin in the second quarter of 2000 was 13.2%, a 40 basis point improvement over the second quarter of 1999.

     Net interest expense increased by $2.2 million to $5.0 million for the second quarter of 2000 compared to the second quarter of 1999. The increase was principally due to higher average borrowing levels to support acquisitions, investment activity, share repurchases and dividend payments, partially offset by lower average borrowing rates as compared to 1999, which is primarily a result of the 3% Convertible Subordinated Notes refinancing that was completed on January 20, 2000.

     The income tax provision was $24.7 million for the second quarter of 2000 compared to $20.5 million for the second quarter of 1999. The effective tax rate for the second quarter of 2000 was 40.0% compared to 41.0% in the second quarter of 1999. The decrease in the effective tax rate resulted from foreign earnings being taxed at an effective rate lower than the U.S. statutory rate, partially offset by an increase in domestic nondeductible goodwill.

     Equity in net income of unconsolidated affiliates decreased from $1.7 million to $1.5 million in the second quarter of 2000 and minority interest in net income of consolidated companies increased from $0.6 million to $1.1 million in the second quarter of 2000, both reflecting the consolidation of the results of Dentsu, Young & Rubicam companies throughout principal markets in Asia, with the exception of Japan, effective August 2, 1999.

     Net income was $37.5 million, or $0.45 per diluted share, for the second quarter of 2000. This compares to net income for the second quarter of 1999 of $30.6 million, or $0.37 per diluted share. Excluding other income of $1.4 million, which principally represents net gains from investment activities, net income was $36.6 million, or $0.44 per diluted share, an increase of 19.8%. This increase was principally due to revenue growth, acquisition activity, improved operating margins and a reduced effective tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues for the six months ended June 30, 2000 increased by $145.1 million, or 18.2%, to $943.3 million compared to the six months ended June 30, 1999. Organic worldwide revenue growth, excluding the effect of acquisitions and foreign currency fluctuations, was 12.7%, due to the growth of existing businesses, including net new business gains and net higher spending from existing clients. Acquisitions contributed 9.4% of revenue growth, or $85.9 million. Domestic revenues increased by 15.1%, or 7.9% excluding acquisitions, to $498.6 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. International revenues increased by 21.8% to $444.7 million. Excluding the effect of foreign currency fluctuations and acquisitions, international revenues increased by 18.3% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. International organic revenue growth was broad based across all regions. Europe, our largest international region, achieved 14.3% organic growth.

     Compensation expense increased by $82.4 million to $556.4 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, but decreased as a percentage of revenues to 59.0% from 59.4%. The improvement in the compensation expense margin was driven by continued lower cost of non-salary related benefit expenses, as well as productivity gains.

     General and administrative expenses increased by $40.5 million to $277.3 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, but decreased as a percentage of revenues to 29.4% from 29.7%. The margin improvement is primarily the result of savings in domestic facilities costs and other ongoing cost containment initiatives, which more than offset incremental amortization of goodwill and other intangible assets attributable to acquired assets.

     Operating profit was $109.6 million for the six months ended June 30, 2000, as compared to $87.4 million for the six months ended June 30, 1999. This increase was primarily due to net new business gains combined with improved operating margins. The operating profit margin in the first half of 2000 was 11.6%, a 70 basis point improvement over the six months ended June 30, 1999.

     Net interest expense increased by $3.7 million to $8.1 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase was principally due to higher average borrowing levels to support acquisitions, investment activity, share repurchases and dividend payments, partially offset by lower average borrowing rates as compared to 1999, which is primarily a result of the 3% Convertible Subordinated Notes refinancing that was completed on January 20, 2000.

      Other income of $12.2 million principally consists of the gain on the sale in January 2000 of certain assets and rights known as Y&R TeamSpace to eMotion Inc., a firm that provides digital media management solutions; and other net gains from investing activities in the first half of 2000, including additional consideration received as a result of achieving revenue and operating profit performance targets of the Brand Dialogue assets contributed to Luminant Worldwide Corporation in 1999.

     The income tax provision was $45.4 million for the six months ended June 30, 2000 compared to $34.0 million for the six months ended June 30, 1999. The effective tax rate for the first half of 2000 was 40.0% compared to 41.0% in the first half of 1999. The decrease in the effective tax rate resulted from foreign earnings being taxed at an effective rate lower than the U.S. statutory rate, partially offset by an increase in domestic nondeductible goodwill.

     Equity in net income of unconsolidated affiliates increased from $1.7 million to $2.2 million for the six months ended June 30, 2000, reflecting the consolidation of the results of DY&R companies throughout principal markets in Asia, with the exception of Japan, effective August 2, 1999, combined with operating improvements in equity affiliates, principally Dentsu, Young & Rubicam ("DY&R") Japan. Minority interest in net income of consolidated companies increased from $0.3 million to $1.3 million for the six months ended June 30, 2000, reflecting the consolidation of the results of DY&R companies throughout principal markets in Asia, with the exception of Japan, effective August 2, 1999.

     Net income was $69.1 million, or $0.83 per diluted share, for the six months ended June 30, 2000. This compares to net income for the six months ended June 30, 1999 of $50.3 million, or $0.61 per diluted share. Excluding other income of $12.2 million in 2000, net income increased by $11.5 million, or 22.8%, for the six months ended June 30, 2000 as compared to 1999. This increase was principally due to revenue growth, acquisition activity, improved operating margins and a reduced effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We   generally   finance  our  working   capital,   capital   expenditures,
acquisitions and share repurchases from cash generated from operations and third-party borrowings.

     Cash and cash equivalents were $173.3 million and $144.5 million at June 30, 2000 and December 31, 1999, respectively. Cash provided by operating activities for the six months ended June 30, 2000 was $44.5 million compared to $16.9 million in the six months ended June 30, 1999, reflecting revenue and net income growth, improved operating margins and improved working investment. Quarterly operating cash flows are significantly impacted by seasonal media spending patterns of advertisers, including the timing of payments made to media and other suppliers on behalf of clients as well as the timing of cash collections from clients to fund these expenditures. Our practice, where possible, is to bill and collect from our clients in sufficient time to pay the amounts due the media.

     Cash used in investing activities for the six months ended June 30, 2000 was $107.0 million and included $27.1 million in capital expenditures and $84.0 million for investments and acquisitions, net of cash acquired. In the six months ended June 30, 1999, cash used in investing activities was $146.7 million, consisting of $32.5 million in capital expenditures and $114.2 million for investments and acquisitions. The majority of capital expenditures in 2000 and 1999 were for leasehold improvements and information technology-related purchases. Acquisitions and investments in 2000 included the purchase of Robinson Lerer & Montgomery, LLC, the cash contribution to eMotion Inc., and an investment in Naviant Inc.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $17.5 million for the six months ended June 30, 2000, compared to a use of $15.6 million for the six months ended June 30, 1999.

     Cash provided by financing activities for the six months ended June 30, 2000 was $108.0 million and included net borrowings of $198.0 million. During the first half of 2000, we repurchased 1.8 million shares of our common stock on the open market and in other transactions at an average price of $48.83 per share for an aggregate cost of $90.3 million. This brings the total to 7.3 million shares repurchased under our 12.0 million share authorized repurchase program. In the first half of 1999, cash provided by financing activities was $92.9 million and included net borrowings of $156.5 million.

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

     On June 15, 2000 and March 15, 2000, we paid a quarterly cash dividend of $0.025 per share of common stock to all shareholders of record as of June 1, 2000 and March 1, 2000, respectively. The payment of additional dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and restrictions in our credit facilities.

     We may, from time to time, pursue acquisition opportunities that would expand or enhance existing capabilities or strengthen the geographic scope of our operations.

     At June 30, 2000, our net deferred tax assets were $199.8 million, an increase of $114.7 million from December 31, 1999, primarily resulting from a decrease in deferred tax liabilities related to unrealized (depreciation) appreciation in equity securities.

     We believe that cash provided by operations and funds available under our credit facilities will be sufficient to meet our anticipated cash requirements as presently contemplated.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which provides for additional guidance related to accounting for derivative instruments and hedging activities as addressed by SFAS No. 133. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on our financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Y&R's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates on debt. Our 1999 Form 10-K provides a more detailed discussion of the market risks affecting our operations. As of June 30, 2000, no material change had occurred in Y&R's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999, except as noted below.

   Y&R accounts for its investments in equity securities with readily determinable fair values under SFAS No. 115. The value of the equity securities may fluctuate based on the volatility of the respective entity's stock price and other general market conditions. The value of these equity securities has declined since December 31, 1999. At June 30, 2000, all equity securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized holding gains or losses, net of taxes, reported in a separate component of shareholders' equity. Such equity securities at June 30, 2000, had an aggregate cost basis of $122.5 million. These securities are carried at their fair value of $77.0 million and are included in investments in equity securities on the balance sheet. Differences between cost and fair value of $45.5 million are carried net of $17.7 million of related income tax as a separate component of stockholders' equity under the balance sheet caption "Net unrealized (depreciation) appreciation in equity securities."

   At June 30, 2000, we had $339.9 million in outstanding indebtedness, principally consisting of $287.5 million of 3% Convertible Subordinated Notes. At December 31, 1999, we had $159.3 million in outstanding indebtedness, consisting primarily of floating rate debt. Since the majority of our indebtedness is fixed, future earnings and cash flows are not expected to be materially impacted by interest rate fluctuations. Based on outstanding indebtedness as of June 30, 2000, the annual after-tax earnings impact resulting from a one-percentage point increase or decrease in interest rates would be approximately $0.3 million, holding other variables constant.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 12, 2000. The Company did solicit proxies. The Stockholders of the shares of Common Stock and Money Market Preferred Stock entitled to vote at the Annual Meeting voted on and approved the following matters:

A. Election of three Class II Directors, each to serve for a term expiring at the Annual Meeting of the Company's Stockholders to be held in 2003 and until his or her successor is duly elected and qualified.

                                                      Number of Shares
                                                      ----------------
     Name of Director                            For                    Withheld
     ----------------                            ---                    --------

     Michael J. Dolan                          50,387,532                229,088
     Michael H. Jordan                         48,646,675              1,769,945
     Judith S. Rodin                           50,362,002                254,618

B.   Ratification and approval of the Company's Employee Share Purchase Plan.

                           Number of Shares
                           ----------------
     For                       Against                    Abstentions
     ---                       -------                    -----------

 48,282,380                   2,313,074                      21,166



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement and Plan of Merger, dated as of May 11, 2000, by and among WPP Group plc, Young & Rubicam Inc. and York Merger Corp. (filed as
          Exhibit 2.1 to Young & Rubicam Inc.'s Current Report on Form 8-K dated May 16, 2000 and incorporated herein by reference).

     4.1 Amendment No. 1 to Rights Agreement, dated as of May 11, 2000, between Young & Rubicam Inc. and The Bank of New York (filed as Exhibit 2 to Young & Rubicam Inc.'s Registration Statement on Form 8-A/A filed May 18, 2000 and incorporated herein by reference).

     11   Computation of Earnings Per Share.

     27.1 Financial Data Schedule.

(b) Reports on Form 8-K: On May 16, 2000, the Company filed a Current Report on Form 8-K reporting that it had entered into a definitive merger agreement dated as of May 11, 2000 providing for a business combination of Young & Rubicam and WPP Group plc.

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

                                                            Young & Rubicam Inc.
                                                            --------------------
                                                            (Registrant)

Date:  August 2, 2000

                              /s/ Jacques Tortoroli
                  --------------------------------------------
                             Name: Jacques Tortoroli
                         Title: Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION

   2.1 Agreement and Plan of Merger, dated as of May 11, 2000, by and among WPP Group plc, Young & Rubicam Inc. and York Merger Corp. (filed as
         Exhibit 2.1 to Young & Rubicam Inc.'s Current Report on Form 8-K dated May 16, 2000 and incorporated herein by reference).

   4.1 Amendment No. 1 to Rights Agreement, dated as of May 11, 2000, between Young & Rubicam Inc. and The Bank of New York (filed as Exhibit 2 to Young & Rubicam Inc.'s Registration Statement on Form 8-A/A filed May 18, 2000 and incorporated herein by reference).

  11     Computation of Earnings Per Share.

  27.1   Financial Data Schedule.